Form 10-K
period 1999-04-30
JETFORM CORP
filed 1999-07-30
CIK 887614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

X    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended April 30, 1999.

_ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

                                                 Commission file number 1-111898

                               JETFORM CORPORATION
             (Exact name of Registrant as specified in its Charter)

            Canada                                          N/A
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              560 Rochester Street
                           Ottawa, ON K1S 5K2, Canada
                    (Address of principal executive offices)

Issuer's telephone number including area code: 613-230-3676

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of each exchange
Title of each class                                       on which registered

Common shares, without par value                          Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold as reported on the NASDAQ Stock Market on July 20, 1999 was US$46,631,439. For the purpose of determining this amount, voting stock held by officers, directors and stockholders whose ownership exceeds five percent are excluded. This determination of affiliate status is provided for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

State the number of the issuer's Common Shares outstanding on July 20, 1999; 19,442,201

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               JETFORM CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1  BUSINESS...............................................................4
ITEM 2  PROPERTIES............................................................15
ITEM 3  LEGAL PROCEEDINGS.....................................................15
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................15

                                     PART II

ITEM 5  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS...............................................................16
ITEM 6  SELECTED FINANCIAL DATA...............................................18
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.................................................19
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS............30
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................31
ITEM 9  CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................55

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................56
ITEM 11 EXECUTIVE COMPENSATION................................................59
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.......65
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................67

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......69

SIGNATURES....................................................................74

     This Annual Report on Form 10-K ("Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes", "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of changes in technology, changes in industry standards, new product introduction by competitors, increased participation in the enterprise software market by major corporations and other matters set forth in this Report. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

Item 1. BUSINESS

                                   THE COMPANY


     JetForm Corporation (which, together with its subsidiaries is referred to herein as "JetForm" or the "Company") was incorporated as Jorag Computer Systems Ltd. pursuant to the Canada Business Corporations Act on June 10, 1982. By Articles of Amendment dated September 28, 1982, the Company changed its name to Indigo Software Ltd. By Articles of Amendment dated September 30, 1991, the Company changed its name to JetForm Corporation. The Company's registered head and principal office is located at 560 Rochester Street, Ottawa, Ontario, K1S 5K2.

     The following chart sets forth certain information concerning the principal subsidiaries of the Company as at April 30, 1999:


                                        Why Interactive Inc.
                                         (Ontario, Canada)

                                        JetForm Corporation
                                         (Delaware, U.S.A.)

                                        JetForm U.K. Limited
                                         (England & Wales)

                                        JetForm France SA
  JetForm Corporation    100%            (France)
       (Canada)
                                        JetForm Pacific Pty Ltd.
                                         (Australia)

                                        JetForm Scandinavia AB
                                         (Sweden)

                                        JetForm Deutschland GmbH
                                         (Germany)

                                        JetForm Technologies Limited
                                         (Ireland)

                                        JetForm Japan K.K.
                                         (Japan)

                                        JetForm PTE LTD
                                         (Singapore)

Overview

     JetForm Corporation develops software solutions that automate business processes, transforming them into e-processes. JetForm solutions enable companies and government to lower operating costs, increase revenues and reduce cycle times. The Company's core strengths are in intelligent XML forms, process automation and customer-focused document output.

     Management believes the Company is well-positioned for the broad acceptance of its e-process solutions worldwide. JetForm's sales force and service professionals, who operate in 11 countries, focus on sales and services to end users and support the Company's numerous third-party marketing and sales relationships. JetForm's third-party resellers, value-added resellers ("VARs"), system integrators and distributors further leverage the Company's global reach. JetForm has also established key strategic alliances and original equipment manufacturer ("OEM") relationships with, among others, Microsoft, Hewlett-Packard, IBM, PeopleSoft, SAP, and Xerox, to broaden market acceptance for its solutions. JetForm customers include Auction Universe, the Australian Department of Defence, Bank of America, BankBoston, Chase Manhattan, Cigna, DaimlerChrysler, Hydro Quebec, Kodak, Microsoft, Minnesota Mining and Manufacturing Co., New Brunswick Department of Supply and Services, PaineWebber, Prudential Real Estate and Relocation Services, Siemens Nixdorf Informationssysteme, U.S. Department of Defense, Volvo and Wells Fargo.

Industry Background

     The Internet is transforming business operations. For years, the Internet and the world wide web ("the Web") were fundamentally uni-directional vehicles for delivering information to customers and partners. Now, organizations are embracing the Web in order to conduct business with their customers and partners.

     Web-based business processes - or "e-processes" - now extend beyond the enterprise to include customers, partners and employees. Compared to the world of paper processes, e-process is raising these customers' expectations for faster completion of service requests and up-to-the-minute status checking. Customers now expect access to services seven days a week, 24 hours a day and a sense of personal involvement in business processes.

     For organizations, e-process means not only a chance to dramatically lower costs, but to differentiate themselves through superior customer service. Organizations can reduce costs by replacing paper-driven labor-intensive process flows with highly automated ones and improve customer service by dramatically speeding up the time to complete a service request, integrating a variety of information sources and automating work tracking and notification functions.

The JetForm Solution

     JetForm is a leader in helping companies transform inefficient paper-based business processes into automated e-processes and JetForm leads the global electronic forms market, with an estimated 80% market share. JetForm is also a global leader in enterprise workflow - the engine for automating e-processes. The Company's print and output solutions provide companies a flexible, fast, easy and cost-effective way to generate professional-quality document output from core business applications.

     These products are complemented by JetForm's comprehensive services team which facilitates product implementation and provides ongoing training and support. The cornerstones of the JetForm solution are as follows:

o E-process Framework. JetForm's e-process framework allows organizations and integrators to create applications that automate their customer-facing, partner-facing and employee-facing processes. The reusable framework incorporates JetForm's e-form, workflow and output engines, along with a complete methodology into a comprehensive environment for rapid application development and deployment. It gives customers, partners, and OEMs JetForm tools to build e-process applications to address many different types of processes and problems.

     At the core of JetForm's e-process framework is a comprehensive open standard for e-processes, XFA or XML Forms Architecture. Developed by JetForm, XFA embraces all aspects of e-process -- the capture, presentation, routing,
processing  and  outputting  of  e-forms-based   information.

     By providing a consistent, platform-independent method of defining forms-based information, XFA insulates customers from changes to technology, applications and technology standards. It also enables critical flexibility. XFA-defined applications allow customers to generate multiple versions of a form from a single design on paper and electronically.

o E-process Applications. JetForm is developing a series of e-process applications -- configurable and customizable business solutions that leverage the Internet and automate customer-facing, partner-facing and employee-facing business processes.

     E-process applications will most often be compared with two other types: applications built with tools and custom development, and packaged single-purpose applications. Time pressures are encouraging organizations to give up the approach of custom building applications in favor of ready-built applications. Single-purpose packaged applications, while popular, are limiting in many respects and may have little interoperability with other applications.

     The Company believes that increasing numbers of customers will choose to leverage the full capabilities of integrated e-process applications, either by purchasing packaged end-to-end solutions from JetForm or a JetForm solutions partner, or by licensing JetForm's technology and applications framework and building multiple custom solutions in-house.

     Examples of customers who are using JetForm's e-process solution to transform paper-based processes to digital processes include:

o Auction Universe. Auction Universe, an online marketplace where classified advertising and sales merge with the auction process to create a dynamic e-commerce community, has implemented JetForm's e-process solution to automate their customer service operations. Over 200 customer requests regarding commission adjustments, bid cancellations, Web site issues and general questions were logged daily by Auction Universe's customer service department. Requests came in via the Web, e-mail and telephone. Using JetForm e-process technology, Auction Universe now captures and resolves all customer requests in a single electronic form - whether received via the Web, e-mail or phone. JetForm's use of well-known products allowed for seamless integration with Auction Universe's information technology infrastructure, including Microsoft Exchange, SQL Server and Windows NT. As a result, the Company believes Auction Universe has increased customer loyalty and customer satisfaction on the Web and produced a 50-70% reduction in response time.

o The Chinese Service Center for Scholarly Exchange (CSCSE). CSCSE is affiliated with the Ministry of Education, People's Republic of China, and provides services to assist scholarly exchanges between China and other parts of the world. Using JetForm's e-process solution, Dawning Information Corporation, a major systems integrator in China, in partnership with JetForm's Beijing office, developed the Online Visa Application System
     (OVSAS). OVSAS automated the CSCSE's Internet-based forms filling, processing and verification procedures and enabled them to generate a high-quality visa application form for each embassy. The Chinese government expects to save the equivalent of US$2 million annually by deploying the JetForm e-process solution at CSCSE. The student visa application system increases the efficiency of the application and approval process, leading to faster turnarounds and easily accessible, more accurate data. Students can now apply for their visas using the Web at universities or local CSCSE offices, rather than travel across country to Beijing.

o Prudential Real Estate and Relocation Services. Prudential Real Estate and Relocation Services ("PRERS")is a leading provider of domestic and international relocation services and a subsidiary of the Prudential Insurance Company of America. Following an e-business strategy, PRERS identified two urgent systems requirements. The first was to develop an integrated, Internet-driven platform for processing relocation services. The second was to replace a slow, paper-based, non Y2K compliant document production system. PRERS used the JetForm e-process workflow engine, InTempo, as well as FormFlow 99, to develop the EquiClose application - an extranet that lets relocation specialists, suppliers and title companies complete e-forms, monitor workflow progress and download related information. DocProd is the PRERS Web-enabled document production system. Information captured in EquiClose feeds DocProd and both are linked by a common service delivery database. Using JetForm e-process forms and output engines, DocProd improves document communications with customers, clients and suppliers by providing accurate content through integration with core operational systems. Each transferring employee receives a personalized package of documents and forms with clear directions on content and actions required. Using JetForm Web-based e-process technology for data capture, workflow and output management is expected to enabled PRERS to grow revenue and extend their systems to improve service delivery and responsiveness to their corporate clients, their clients' customers, suppliers and their own employees.

Corporate Strategy

     JetForm's strategic vision is to be the global industry standard in e-process solutions. The Company plans to achieve this vision through the following strategies:

o Maximize Customer Flexibility. JetForm has adopted a solution-selling model which is intended to allow JetForm and its solutions partners to sell more deeply into organizations by offering e-process solutions for most functional department. Solution selling also gives JetForm customers great flexibility. They can begin by purchasing one or more limited-license packaged or custom solutions from JetForm or a JetForm partner. Once they have invested in several e-process solutions, they can choose to leverage this investment by purchasing a full license for JetForm technology and the JetForm e-process application framework. The framework's focus on component re-usability will allow customers to quickly and cost-effectively build and deploy their own custom applications on a consistent, integrated e-process platform.

o Leverage Distribution Channels and Third-Party Alliances. JetForm's objective is to achieve broader market penetration by employing a multi-channel strategy with a particular emphasis on third parties. Through its sales team, the Company focuses on Fortune 500 accounts and particular vertical segments, including the financial services, manufacturing and healthcare industries as well as the government sector and government agencies. The Company also provides support and sales assistance to resellers, VARs, system integrators and international distributors to leverage its distribution capabilities. The Company is developing and maintaining key strategic alliances and OEM relationships in order to broaden market acceptance. Alliances currently established include those with Hewlett-Packard, IBM, Microsoft, PeopleSoft, SAP, and Xerox.

o Expand Customer Base. The Company intends to aggressively expand its customer base worldwide and in particular vertical markets. The Company is pursuing this opportunity through its sales force and service professionals which are located in 8 countries and the availability of its products in nine languages. While the Company has had a particular focus on financial services, the Company is broadening its focus on particular vertical markets including manufacturing, government, law enforcement, healthcare and technology.

o Maintain Technological Leadership. The Company strives to maintain technological leadership by continually improving the functionality, performance, reliability and compatibility of its products. The Company believes that its success to date has resulted largely from technological innovation and leadership in the e-forms and workflow market. The Company's technological capabilities are a key factor in the Company's ability to work with strategic alliance partners to efficiently and effectively integrate their technologies in order to provide an integrated solution for its customers and its alliance partners' customers.

Products

     The Company offers scaleable, e-forms, workflow and output solutions for enterprises to automate business proceses. The JetForm solution is comprised of a combination of software products and associated implementation and support services. The Company's product line has been designed and developed with a modular, open-systems architecture and supports most industry standard interfaces to e-mail, groupware, internet/intranet and business application software. The Company's products are sold individually or in combination. The actual price to an end user or reseller can vary substantially from customer to customer depending on location, the number of licensed users and combination of products and services to be provided.

Design

     FormFlow 99 Form Designer, JetForm Design, and FormFlow Designer, allow users to design e-forms. FormFlow 99 Form Designer is the tool used to design the electronic forms for use with all other JetForm products, and runs on Microsoft Windows 95, Windows 98 and Windows NT and provides a "what you see is what you get" (WYSIWYG) interactive graphical user interface to allow e-forms designers to create or modify JetForm e-forms.

     JetForm Design allows developers to design the two major components found in every form: the template-- lines, boxes, shaded areas, logos, text blocks, headings, labels, etc. -- and the fields or locations where the variable information is filled in on the form. JetForm Design also allows the user to develop dynamic subforms which generate intelligent form presentation based on the data provided to populate the form. When the design of the form is completed, the form is compiled to create a specially encrypted run-time version of the form for use with JetForm Filler Pro, JetForm Central and JetForm Central Pro which run on most commonly used platforms and operating systems. Foreign language versions of JetForm Design are currently available in French, Swedish, German, Traditional Chinese and Japanese. The "suggested corporate price" (the "SCP") for a single user copy of JetForm Design is US$1,495.

     Through its acquisition of the Delrina Assets, JetForm also offers FormFlow Designer, which contains similar capability to JetForm Design. FormFlow Designer allows developers to create custom forms, menus, macros and applications quickly and easily, while also offering a Visual Basic-like scripting language for embedded logic. FormFlow Designer offers enhanced client-based workflow routing and tracking capabilities so organizations can automate enterprise-wide business processes. FormFlow Designer runs on Microsoft Windows 3.1 and Windows 95. The latest version of FormFlow -- FormFlow 99 -- allows for the creation of forms specifically for deployment to the Web. It permits designers to create rich forms that can be easily deployed into an Intranet or Internet environment. The SCP for a single user copy of FormFlow Designer is US$1,495.

Filler

     JetForm Filler Pro and FormFlow Filler allow the user to view and input data into e-forms created by JetForm Design and FormFlow Designer, respectively. The e-form is displayed on screen, ready for the user to enter data into the data entry fields. As data is entered, it is validated to ensure that any rules included in the form design are satisfied. Some fields are automatically filled based on the calculation rules defined by the form designer, including relevant database lookups.

     Once completed, an e-form can be printed, saved to disk or sent via e-mail to the next designated recipient. JetForm Filler Pro and FormFlow Filler can send and receive e-mail messages to and from the majority of commonly used e-mail packages, including Microsoft Mail, Microsoft Exchange, Lotus cc:Mail, Lotus Notes Mail, Banyan Vines, CES Quick Mail, Novell Groupwise and ICL Teamware.

     Versions of JetForm Filler Pro are available for common client computer platforms and operating systems, including Microsoft Windows 3.1, Windows 95 and Windows NT. Versions of FormFlow Filler are available for Windows 3.1 and Windows 95. Foreign language versions of JetForm Filler are available in Danish, French, Finnish, German, Portuguese, Swedish and Norwegian. FormFlow Filler is available in English, French and German. The SCP for a single user license of JetForm Filler Pro is US$79 and the SCP for a single user copy of JetForm FormFlow Filler is US$79.

InTempo

     InTempo was first shipped as JetForm Workflow in July 1996 and as InTempo in January 1998.

     InTempo is a server-based workflow engine suited to rapidly and securely automating a wide range of business e-processes across the Internet, extranets and intranets. InTempo allows organizations to leverage business investments in legacy systems, ERP, RDBMS and third party applications, by connecting their processes with their Web infrastructure and back office.

     With  InTempo,  simple and  complex  processes  can be  created.  InTempo's graphical design tool enables business process owners to build workflows as a series of tasks drawn together like a flow chart. InTempo is integrated with HTML forms, as well as JetForm's e-forms products, which provide intelligent, feature-rich, secure applications. Scripts, workflow definitions, role definitions can all be re-used, making it fast to automate additional processes. Processes can be changed in response to dynamic business conditions. InTempo can produce high fidelity, customer-focused output such as invoices, records and statements, at any step in a process.

     Integration with Microsoft Management Console facilitates administration of InTempo. InTempo has a comprehensive security model - including user authentication, process permissions, electronic signatures, S/HTTP, role security and policy enforcement - making it a secure choice for automating processes that include customers, partners, suppliers and employees.

     InTempo provides the application richness needed by sophisticated users and the intuitiveness required by casual users. It has a browser-based work list, shared work queues, e-mail notifications and reminders, basic and advanced tracking capabilities, a drag-and-drop document envelope, and on-line help. The InTempo product includes advanced computer-based training to ensure end users work more effectively, sooner, and with less support. The SCP for InTempo is US$200 per copy with a minimum purchase of US$10,000 for 50 users.

JetForm Central

     JetForm Central (previously called JetForm Server) is a client/server software solution that provides connectivity to line of business software applications for producing e-forms output to laser printers or fax servers.

     JetForm provides comprehensive support for "dynamic" forms and data transformation. Dynamic forms provide the capability to change the format of the printed output based on the data to be printed which is not possible with pre-printed forms. The data transformation capability provides enhanced flexibility for integration with business applications while minimizing the need for programming changes.

     JetForm Central can output documents in 18 different languages and is currently available for Microsoft Windows 3.1, Windows 95, Windows NT, OS/2, AS/400, DEC VMS, DEC Unix and Alpha NT, HP3000, HPUX, Sun Solaris, SCO Unix, IBM AIX, and several other Unix systems. The SCP for JetForm Central ranges from US$3,895 to US$19,995, depending on the computer platform and operating system.

JetForm Central Pro

     While JetForm Central Pro offers the same capability as JetForm Central, it also provides Open Database Connectivity to existing databases and supports alternate output methods in addition to laser printed forms and faxing. Currently, JetForm Central Pro can support output to e-mail, PDF, automatic SQL database updates (and other field data calculations), initiation of JetForm workflow processes and automatic receipt of Web page forms. The SCP for JetForm Central Pro is US$11,995.

JetForm Output Pak for SAP R/3

     JetForm Output Pak for SAP R/3 expands the scope of R/3 applications by allowing customers to create and integrate electronic forms with their R/3 business processes. With an SAP-certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the SAP R/3 environment. The SCP for JetForm Output Pak for SAP R/3 starts at US$40,000, depending on number of R/3 users licensed.

JetForm Output Pak for Oracle Applications

     JetForm Output Pak for Oracle Applications expands the scope of Oracle Applications by allowing customers to create and integrate electronic forms with their Oracle business processes. With an Oracle-certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the Oracle environment. It provides professional-looking output, readability for users, and a better corporate image for the organization. The SCP for JetForm Output Pak for Oracle Applications is US$35,000.

JetForm Forms Pak for PeopleSoft Student Administration

     JetForm Forms Pak for PeopleSoft Student Administration allows the higher education community using PeopleSoft Student Administration applications to output line-of-business documents such as US Federal Government-compliant loan forms, student invoices and financial award notices. The SCP for JetForm Forms Pak for PeopleSoft Student Administration is US$15,000.

Services

     As at April 30, 1999, the Company had a team of 168 professionals who are responsible for consulting, custom software development, forms design and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. In addition, the Company offers e-forms design services. This broad range of services provides customers with the ability to streamline business processes.

     The Company also provides customers with ongoing technical support by way of telephone, fax and Web access. The technical support team works closely with customers to diagnose problems and address system integration issues to ensure the customer receives the full benefit of the JetForm solution. The Company maintains support facilities which permit real-time testing and replication of customer problems. In February 1998, the Company incorporated JetForm Technologies Limited, a center for professional services and technical support in Dublin, Ireland to support its European customer base. The Company's software products are typically sold with annual maintenance and support contracts. The annual service fee is generally 15-18% of the corporate price of the software purchased and entitles the customer to remote support, product upgrades and maintenance releases.

Sales, Marketing and Distribution

     The Company's sales strategy is to achieve broad market penetration worldwide by employing a sales force focused on sales to end users, resellers, VARs, systems integrators and international distributors. The sales force also supports the Company's strategic alliances and OEMs. The Company's marketing programs support the various focuses of the sales force and include market research and industry analyst relations; targeted print, web and direct mail advertising; public relations activities, lead-generating events, seminars and conferences; web, multi-media and printed marketing collateral; and field-focused education and communication.

     The Company utilizes the following distribution channels:

o Sales Force. The Company's sales force operates from a total of 14 offices, with six in the United States near the following centers: Atlanta; Chicago; Dallas; New York; San Francisco; and Washington, two in Canada and Sweden one in each of the United Kingdom, China, France, Germany, and Japan. The Company's sales personnel primarily target Fortune 500 companies, with a particular focus on the financial services industry (banking, insurance and brokerage), manufacturing and the government sector.

o Resellers, VARs, System Integrators and International Distributors. The Company considers four sales channels -- resellers, VARs, system integrators and international distributors -- integral to its sales and marketing effort. The Company's sales, marketing and technical support staff support these channels through education, training, customer assistance and marketing. In addition, the Company has agreements in place with local distributors in the following countries: the Czech Republic, Denmark, Finland, Greece, Hong Kong, India, Italy, Norway, Spain and South Africa.

The JetForm Partner Program

     The JetForm Partner Program is designed to support JetForm in its mission to deliver the most comprehensive products and solutions that meet the needs of its customers. By developing partnerships with organizations that provide complementary products and services JetForm is able to offer its customers comprehensive solutions. The Partner Program allows JetForm to enter markets it would otherwise be unable to enter in the short term by partnering with the key players in a targeted market to deliver JetForm products or solutions built with JetForm Products. The JetForm Partner Program consists of the following types of partners: Strategic Alliances and Independent Software Vendors ("ISV"); VARs; System Integrators; Distributors; and OEMs.

Strategic Alliances and ISV Partners

     JetForm has a number of strategic partners:

o Strategic Alliances and OEMs. The Company's strategic alliances and OEM relationships provide JetForm a platform to access the customer bases of its partners. The Company's alliance strategy focuses specifically on building partnerships with companies whose own products and technologies are enhanced or complemented by e-forms, output, and workflow capabilities. The Company's alliance partners include printer, system integrator, groupware and applications software, document management, Internet and electronic commerce companies. These alliances facilitate access to additional markets and further the Company's third party distribution strategy.

     Nine of the Company's alliances are described below:

     Hewlett-Packard: JetForm is a Premier Partner of Hewlett-Packard ("HP"). The relationship with HP is executed at a number of different levels within the HP organization: the corporate relationship is intended to support inter-company activities such as mutual support of events including Users Group conferences, and seminars.

     IBM: In December 1996, JetForm and Footprint Software Inc.("IBM Footprint"), a wholly owned subsidiary of IBM Canada Ltd., entered into an OEM license agreement whereby IBM Footprint embeds JetForm Central within its Visual Banker application to offer output management of forms-based information. Visual Banker is a retail branch automation software application which supports the sales and services functions of a financial institution. Through the integration of JetForm Central and Visual Banker, users now have greater flexibility for output management. The integrated product is marketed and supported by IBM on a worldwide basis.

     Microsoft: JetForm is a strategic partner with Microsoft Corporation, participating in development activities, marketing programs, customer events and cooperative sales activities sponsored by Microsoft. JetForm is a member of the Microsoft Integrated Software Vendor (ISV) program for Document Management and Workflow. JetForm participates in the ISV programs for Windows NT, Exchange, and Windows CE, allowing early access and input to the various Microsoft product development groups. JetForm is also an Alliance Sponsor of Microsoft's Certified Solution Provider Program, sharing the Company's complementary development tools with the Microsoft Solution Providers and hosting joint marketing campaigns and educational events.

     PeopleSoft: JetForm is a Software Alliance Partner of the PeopleSoft Global Alliance Program. JetForm and PeopleSoft have teamed to create an integrated solution -- JetForm Forms Pak for PeopleSoft Student Administration and Grants -- providing PeopleSoft Student Administration and Grants customers with a flexible, fast, easy way to generate forms and other documents. In addition, JetForm e-process applications offer casual users a simple, flexible, intuitive way to access PeopleSoft applications, such as the Human Resources module, using the familiar interface of an electronic form. As a PeopleSoft Global Alliance Partner, JetForm has the opportunity to participate in PeopleSoft marketing activities and has access to the PeopleSoft field sales organization.

     Oracle:  JetForm  is a  member  of  the  Oracle  Partner  Program  and is a
Cooperative   Applications   Initiative  ("CAI")  approved  partner.  CAI  is  a
certification program for products developed to integrate with the Oracle Applications product suite. The JetForm Output Pak for Oracle Applications offers an easy and inexpensive way for Oracle Applications customers to create and output high-quality customer-focused documents (invoices, purchase orders, order confirmations, etc.) with virtually any laser printer.

     SAP: JetForm is a Complementary Solution Provider (CSP) as well as being BAPI certified for SAP solutions. Many SAP customers insist on this level of certification prior to buying a solution for a supplier. In the SAP environment, JetForm sells a vertical packaging of products and services called the Output Pak for SAP R/3. This product consists of JetForm output technology and is used on the back end of an SAP system to print documents.

     J.D.  Edwards World Solutions  Company:  JetForm is a J.D.  Edwards Product
Alliances Partner. This program is open to organizations that are developing complementary applications that add value and integrate with J.D. Edwards World and OneWorld applications. The JetForm Print Solution for J.D. Edwards offers J.D. Edwards customers an easy and inexpensive way to create and output high-quality customer-focused documents. As a Product Alliances Partner, JetForm participates in a number of J.D. Edwards marketing initiatives.

     Xerox: JetForm has a number of agreements with Xerox Corporation. Currently in place are: a Cooperative Development Agreement; a Cooperative Marketing Agreement in the USA; a Cooperative Marketing Agreement in Canada; and a Reseller Agreement in Europe. Under the Cooperative Development Agreement, JetForm and Xerox work together to ensure that their technologies are compatible. JetForm is permitted to use Xerox's "Open Document Services" certification logo on products certified under this agreement. Under the Cooperative Marketing Agreements, JetForm and Xerox have agreed to work together to market and sell the Company's products and solutions. Under the Reseller Agreement in Europe, Xerox has agreed to resell JetForm products.

     The corporate relationship is intended to foster and support inter-company initiatives, while the field relationship is focused on developing and supporting revenue generating activities. In North America, most of the marketing activities are focused on selling into the ERP marketplace, although there have been non-ERP sales particularly in state and local government.

     Entrust Technologies Inc.: JetForm is a strategic partner with Entrust Technologies and is a member of the Entrust Partner Program. This alliance incorporates a wide range of marketing, development and cooperative selling activities. FormFlow 99 carries the Entrust-Ready Gold designation indicating it has achieved the highest level of integration testing with other Entrust applications, ensuring interoperability and a feature rich product. FormFlow 2.2 and JetForm Filler Pro 5.2 carry the Entrust Ready designation meaning that they integrate with an Entrust public key infrastructure.

Customers

     The Company's customers include a wide variety of organizations with an emphasis on the financial services industry and the government sectors, both of which use forms intensively in their day-to-day operations. No customer accounted for more than 10% of the Company's total revenues for the year ended April 30, 1999.

     The Company has an international customer base with customers outside of North America representing 31% of revenues for the year ended April 30, 1999, and 27% and 29% of revenues for the years ended April 30, 1998, and April 30, 1997, respectively. A selected list of users of JetForm's e-forms, workflow and output products is set forth below in the following table:

                     North America                   International

Financial Services:  Bank of America                 Australia and New Zealand
                     BankBoston                        Banking Group Limited
                     Bank of Montreal                Commonwealth Bank of
                     Chase Manhattan                   Australia
                     CIGNA Corp.                     Dresdner Bank
                     PaineWebber Incorporated        Lloyds Bank
                     Wells Fargo                     National Australia Bank
                     CUNA Mutual                       Limited
                     USERS Incorporated              Union Bank of Switzerland
                     Prudential Real Estate
                       and Relocation Services

Government:           Hydro-Quebec                   Australian Department of
                      Industry Canada                  Defence
                      New Brunswick Dept. of         Frankfurt Airport
                        Supply & Services              Authority
                      U.S. Department of the         Swedish Car Test
                        Air Force                    Swedish Health Organization
                      U.S. Department of Defense     Chinese Service Center for
                      U.S. Postal Service              Scholarly Exchange
                      U.S. Department of the
                        Treasury

Law Enforcement:      Justice Canada                 Berlin City Police
                      Metro Toronto Police           Defence Centre Canberra
                      Ontario Provincial Police        (Australian Department of
                      Royal Canadian Mounted           Defence)
                        Police                       Finnish Police
                                                     Swedish Police

Technology:           Hewlett-Packard Company        Siemens Nixdorf
                      Microsoft Corporation            Informationssysteme AG
                      Symantec Corporation


Other:                Bombardier Inc.                Asea Brown Boveri
                      Chrysler Corporation           DaimlerChrysler
                      Minnesota Mining and           Ford Motor Company
                        Manufacturing Co             Schindler Corp.
                      Owens Corning                  Volvo AB
                      Procter & Gamble Company
                      Auction Universe

Product Development

     The Company devotes significant resources to research and development activities focused primarily on e-forms, workflow, output and related technologies. As of April 30, 1999, the Company employed 173 full time employees in its research and development group. The Company's research and development professionals are engaged in development, testing, product management, quality assurance and documentation. The research and development team, located in Ottawa, consists of people with broad experience in e-forms and workflow and related technologies. The Company's research and development projects include development of JetForm's e-process web-centric product which builds on the key strengths of the Company's current product lines, maintenance and enhancements for all current product lines, integration with third-party hardware and software products and support for double-byte characters for Asian languages.

Competition

     JetForm's products are used to build applications -- often for the Web -- that automate simple to complex processes in a wide range of industries, across all lines of business -- including operations, product development, finance, purchasing, HR, sales and marketing areas. There is a range of tool vendors for e-forms (Shana, UWI), workflow (Action Technologies, KeyFile, Staffware) and print & output (Optio, Streamserve). Many customers purchase these tools on a standalone basis and build applications with them. JetForm competes with these vendors by providing a feature-rich, integrated, end-to-end solution with rich functionality and high ease of use, that supports multiple client and server environments, including the Web.

     Other organizations  build applications  themselves using development tools
(Visual  Interdev,   Java,  C++,  etc.)  and  existing  infrastructure  (e-mail, groupware, web servers,etc.).

     In February 1999, JetForm announced that it would begin to develop packaged applications for workplace automation that address specific, line-of-business needs and leverage the e-process framework. These e-process applications will compete with companies such as Concur, Interlynx and Talx in the Employee Self Service market. Here, the basis of competition includes product features, ease of integration (with other applications and databases), reusability, flexibility, pricing, maturity of the underlying framework of technologies and completeness of whole product offering.

     Finally, the Company continues to compete against paper-processes, or "p-processes". Organizations' unwillingness to transition from p-processes to e-processes poses a significant challenge to the Company.

Intellectual Property

     The Company distributes its products under software license agreements which generally grant customers perpetual licenses to use, rather than own, the Company's products and which contain various provisions protecting the Company's ownership and confidentiality of the underlying technology. The source code of the Company's products is protected as a trade secret and as unpublished copyrighted work. The Company also periodically obtains licenses to use or copy software written or supplied by third parties for inclusion into or as part of the functionality of the Company's products. Such licenses usually are perpetual in nature, subject to the regular payment of royalties by the Company as specified in the licenses and generally on terms and conditions comparable to those terms on which the Company licenses its own products. The Company has registered JetForm as a trademark in the United States and Canada and has applications issued or pending in all foreign countries in which it has distributor representation. The Company acquired, as part of the Delrina Assets, all of Delrina's relevant trademarks including FormFlow.

Employees

     As of April 30, 1999, the Company had 664 employees of which 620 were full-time employees. Full-time employees include 173 in research and development, 101 in North American sales, 85 in international sales, 24 in marketing, 168 in systems and consulting services and 69 in management and internal corporate services. Of the total full-time employees, 436 are located in Canada, 73 are located in the United States, 12 are located in the United Kingdom, 18 are located in France, 13 are located in Australia, 24 are located in Ireland, 13 are located in Germany, 13 are located in Sweden, 4 are located in Singapore, 5 are located in China and 9 are located in Japan. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

Item 2. PROPERTIES

Facilities

     The following table sets forth the location of the principal offices of the Company, their uses, and the lease expiry date. The Company considers its facilities to be in good condition and adequate for its needs and that additional suitable space is available to accommodate further expansion as needed. The specific location of these facilities is not material to the Company's business.

Location                        Use                               Lease Expiry

Ottawa, Ontario, Canada         Executive offices,  customer      September 2006
                                support, consulting services,
                                multimedia products, training
                                services, sales, marketing
                                and administration
North Sydney, Australia         Pacific Rim sales, marketing      March 2000
                                and services
Toronto, Ontario, Canada        Vacant                            July 2007
Falls Church, Virginia, USA     U.S. Government sales and         April 2000
                                marketing headquarters,
                                regional sales
Dallas, Texas, USA              Regional sales office             December 1999
Pleasanton, California, USA     Regional sales office             October 2001
Boulogne, France                Regional sales office             July 2002
Falkenberg, Sweden              Regional sales office             June 2000
Stockholm, Sweden               Regional sales office             December 2000
Orpington, Kent, UK             Vacant                            March 2010
Droitwich, Worcester, UK        Vacant                            December 2008
Beijing, China                  Regional sales office             March 2000
Ratingen, Germany               Regional sales office             April 2002
Singapore                       Regional sales office             August 1999
Oak Brook, Illinois USA         Regional sales office             June 2000
New York, New York USA          Regional sales office             April 2005
Burlingame, California USA      Services office                   December 1999
Atlanta, Georgia USA            Regional sales office             October 1999
Boston, Massachusetts USA       Regional Sales Office             December 1999
Tokyo, Japan                    Asia Pacific Office               January 2002
Thames Valley, UK               Regional Sales Office             October 1999
Dublin, Ireland                 European Services Centre          January 2024

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 30, 1999.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Shares

     The Company's Common Shares are quoted on the NASDAQ National Market under the symbol "FORM", the Pacific Stock Exchange under the symbol "JTF", and on The Toronto Stock Exchange under the symbol "JFM". The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Shares as reported on the NASDAQ National Market.

                                             High         Low

Year Ended April 30, 1998
First Quarter.......................      US$16.62     US$11.00
Second Quarter......................         17.43        12.75
Third Quarter.......................         17.37        11.62
Fourth Quarter......................         23.75        12.25

Year Ended April 30, 1999
First Quarter.......................      US$22.88     US$15.63
Second Quarter......................         20.38        12.25
Third Quarter.......................         15.25         9.63
Fourth Quarter......................         11.63         3.13

Holders

     As of July 26, 1999, there were 296 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name". Based upon the number of annual reports and proxy statements requested by such nominees, management of the Company estimates that there are more than 13,000 beneficial holders of Common Shares.

Dividends

     During the fiscal years ended April 30, 1999, 1998 and 1997, the Company did not declare or pay cash dividends on its Common Shares, and does not anticipate paying any dividends in the foreseeable future, but intends to retain future earnings for reinvestment to finance the growth of its business.

Limitations Affecting Security Holders

     There is no law or government decree or regulation in Canada that restricts the export or import of capital, or affects the remittances of dividends, insurance or other payments to a non-resident holder of Common Shares, other than the withholding tax requirements described below.

Taxation

     The following discussion summarizes certain tax considerations relevant to an investment by individuals and corporations who, for income tax purposes, are resident in the United States and not in Canada, hold Common Shares as capital property, and do not use or hold the Common Shares in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected US Shareholders"). The Canadian tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. The discussion is based upon the provisions of the Income Tax Act (Canada) (the "Tax Act"), the Convention between Canada and the United States of America with respect to taxes on Income and on Capital (the "Convention") and the published administrative practices of Revenue Canada, Taxation and judicial decisions, all of which are subject to change. This discussion does not take into account the tax laws of the various provinces or territories of Canada.

     This discussion is intended to be a general description of the Canadian tax considerations and does not take into account the individual circumstances of any particular shareholder.

     Any cash dividends and stock dividends on the Common Shares payable to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the Convention is 5% for 1998 and following years. Capital gains realized on the disposition of Common Shares by Unconnected US Shareholders will not be subject to tax under the Tax Act unless such Common Shares are taxable Canadian property within the meaning of the Tax Act. Common Shares will generally not be taxable Canadian property to a holder unless, at any time during the five-year period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the Common Shares are considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected US Shareholders from tax under the Tax Act in respect of a disposition of Common Shares provided the value of the shares of the Company is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

Item 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as at and for each of the years in the five year period ended April 30, 1999, have been derived from the Company's audited Consolidated Financial Statements and Notes thereto, included in Item 8. "Financial Statements and Supplementary Data", and should be read in conjunction therewith.

     The Consolidated Financial Statements are prepared on the basis of U.S. GAAP and are expressed in Canadian dollars. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                             Year ended April 30,
                                -------------------------------------------------------------------------------
                                   1999               1998             1997             1996             1995
                                -----------      -----------      -----------      ------------     -----------
                                    (in thousands of Canadian dollars, except share and per share amounts)
Statement of Operations Data:
Revenues
Product........................   $ 66,662         $ 74,781         $ 54,935          $ 31,600       $  17,184
Service........................     47,550           36,446           21,679            11,855           8,825
                                -----------      -----------      -----------      ------------     -----------
                                   114,212          111,227           76,614            43,455          26,009
                                -----------      -----------      -----------      ------------     -----------
Costs and expenses
Cost of product................      9,164            7,539            4,677             2,491           1,246
Cost of service................     19,058           15,259           10,805             6,125           6,168
Sales and marketing............     53,315           40,214           29,140            16,697           8,592
General and
administrative.................     10,722            9,846            8,618             5,513           5,039
Research and
development....................     15,384           10,620            7,422             3,905           1,889
Depreciation and
amortization...................     11,568           11,631            8,190             3,593           1,196
Provision for Restructuring
Costs (1)......................     30,503               --               --                --              --
Repurchase of Moore
Options(2).....................         --               --           47,084                --              --
In process research and
development(3).................         --               --          106,962                --              --
                                -----------      -----------      -----------      ------------     -----------
                                   149,714           95,109          222,898            38,324          24,130
                                -----------      -----------      -----------      ------------     -----------
Operating income (loss)........    (35,502)          16,118         (146,284)            5,131           1,879
Interest and other income
(expense)......................      3,815           (3,564)          (2,003)            1,466           1,574
                                -----------      -----------      -----------      ------------     -----------
Income (loss) before
taxes..........................    (31,687)          12,554         (148,287)            6,597           3,453
Provision for (recovery of)
income taxes...................     (2,552)           1,690              193             2,449             698
                                -----------      -----------      -----------      ------------     -----------
Net income (loss)..............  $ (29,135)        $ 10,864       $ (148,480)         $  4,148       $   2,755
                                ===========      ===========      ===========      ============     ===========
Basic  income (loss) per
share..........................
Net income (loss) per
share..........................  $   (1.47)         $  0.65       $   (10.03)         $   0.39       $    0.29
Weighted average number of
shares......................... 19,826,057       16,622,835       14,796,852        10,650,807       9,559,411
Fully diluted income (loss)
per share......................
Net income (loss) per
share..........................  $   (1.47)         $  0.62       $   (10.03)         $   0.34       $    0.24
Weighted average number of
shares......................... 19,826,057       17,615,595       14,796,852        12,137,946      11,527,240

                                                                      As at April 30,
                                         ---------------------------------------------------------------------------
                                             1999           1998            1997             1996            1995
                                         ----------     -----------      -----------     -----------     -----------
                                                            (in thousands of Canadian dollars)
Balance Sheet Data:
Cash and cash equivalents..........      $  47,262        $ 91,604         $ 34,450        $ 20,198        $ 28,746
Accounts receivable................         29,274          31,347           24,276           8,482           7,104
Term accounts receivable...........         19,576          13,187           11,676          11,260             375
Working capital....................         45,054          70,370           30,409          29,716          37,979
Total assets.......................        156,869         216,567          142,988          88,879          51,651
Long term debt including current
maturities.........................         32,557          73,404          101,518              --              --
Shareholders' equity.............           84,930         112,149           16,089          67,033          46,689

---------------
(1) On March 17, 1999 the Company announced a restructuring plan which included the write-down of certain capital assets, reduction in the number of employees, closure of certain facilities and other costs totaling $30.5 million. See Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

(2) Effective June 27, 1996, the Company repurchased the Moore Options for consideration of US$34.0 million, paid for by the issuance of 1,813,334 Common Shares. See Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

(3) On September 10, 1996, the Company acquired certain assets including title to intellectual property, that were formerly part of the E-Forms software group of Delrina Corporation. During the year ended April 30, 1997, the Company recorded a non-recurring charge of $107.0 million for purchased in process research and development relating to this acquisition. See Note 14 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     The Company publishes its consolidated financial statements in Canadian dollars. The following table sets forth, for the periods indicated, certain exchange rates based on the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rates in New York City for cable transfers in foreign currencies, as certified for customs purposes (the "Noon Buying Rate"). Such rates quoted are the number of U.S. dollars per Canadian dollar and are the inverse of the Noon Buying Rate.

                                                           Year ended April 30,
                                  -----------   -----------   -----------    -----------    -----------
                                      1999          1998          1997           1996           1995
                                  -----------   -----------   -----------    -----------    -----------
High.......................        US$0.6882     US$0.7317      US$0.7513      US$0.7527      US$0.7457
Low........................           0.6341        0.6832         0.7145         0.7224         0.7023
Average(1).................           0.6601        0.7093         0.7329         0.7344         0.7252
Period End.................           0.6863        0.6992         0.7157         0.7342         0.7374

---------------
(1)  The average of the month-end exchange rates during such periods.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the years ended April 30, 1999, 1998 and 1997, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan"), JetForm PTE Ltd ("JetForm Singapore"), and Why Interactive Inc. ("Why Interactive"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

Results of Operations

     The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 58% of total revenue for the year ended April 30, 1999.

     Service revenue, which primarily consists of custom software development, forms development, training, maintenance and support, E-Forms consulting services and multimedia consulting services, represented 42% of total revenue for the year ended April 30, 1999. Service revenue increased at a compound annual rate of 48% to $47.6 million for the year ended April 30, 1999 from $21.7 million for the year ended April 30, 1997. The increase in service revenue has been a result of growth in maintenance and support revenue and increased focus on bundling the Company's services with product sales. Subsequent to April 30, 1999 the Company sold its multimedia subsidiary, Why Interactive to a third party for $6.4 million. The annual consolidated revenues of Why Interactive were $4.0 million, $3.7 million and $1.6 million in fiscal years 1999, 1998 and 1997, respectively.

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products and amortization of deferred product development costs. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation and amortization of fixed assets and amortization of intangible assets related to the acquisition from Delrina Corporation ("Delrina") of its E-Forms Technology (the "Delrina Assets"), goodwill and distribution rights relating to the acquisitions of JetForm UK, Proactive Systems S.A. ("Proactive France"), JetForm Germany, Eclipse Corporation ("Eclipse"), Why Interactive, JetForm Pacific, JetForm Nordic and JetForm France, and other intangible assets. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its capital assets. Any impairments in the carrying value are recognized at that time.

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:

                                                         Year ended April 30,
                              ----------------------------------------------------------------------------
                                      1999                       1998                       1997
                              ----------------------    -----------------------     ----------------------
                                                  (in thousands of Canadian dollars)
Product revenue....           $  66,662        100%     $  74,781         100%        $54,935        100%
Cost of product....               9,164         14%         7,539          10%          4,677          9%
                              ==========    ========    ==========    =========     ==========   =========
Product margin.....           $  57,498         86%     $  67,242          90%        $50,258         91%
                              ==========    ========    ==========    =========     ==========   =========

Service revenue...........    $  47,550        100%     $  36,446         100%        $21,679        100%
Cost of service...........       19,058         40%        15,259          42%         10,805         50%
                              ==========    ========    ==========    =========     ==========   =========
Service margin............    $  28,492         60%     $  21,187          58%        $10,874         50%
                              ==========    ========    ==========    =========     ==========   =========

Total revenue.............     $114,212        100%      $111,227         100%        $76,614        100%
Costs of product and
  service.................       28,222         25%        22,798          20%         15,482         20%
                              ==========    ========    ==========    =========     ==========   =========
Product and service
  margin..................    $  85,990         75%      $ 88,429          80%        $61,132         80%
                              ==========    ========    ==========    =========     ==========   =========

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                                                Year ended April 30,
                                                    ---------------------------------------------
                                                        1999           1998            1997
                                                    -------------    ------------    ------------
       REVENUES
          Product................................            58%             67%             72%
          Service................................            42%             33%             28%
                                                    -------------    ------------    ------------
                                                            100%            100%            100%
                                                    -------------    ------------    ------------
        COSTS AND EXPENSES
          Cost of product........................             8%              7%              6%
          Cost of service........................            17%             14%             14%
          Sales and marketing....................            47%             36%             38%
          General and administrative.............             9%              9%             11%
          Research and development...............            13%             10%             10%
          Depreciation and amortization..........            10%             10%             11%
          Provision for Restructuring Costs......             NM              --              --
          Repurchase of Moore Options............             --              --              NM
          In process research and development....             --              --              NM
                                                    -------------    ------------    ------------
                                                              NM             86%              NM
                                                    -------------    ------------    ------------
        OPERATING INCOME (LOSS)..................             NM             14%              NM
        Interest and other income (expense)......             3%             -3%             -3%
        INCOME (LOSS) BEFORE TAXES...............             NM             11%              NM
        Provision for income taxes...............             NM             -2%              NM
                                                    =============    ============    ============
        NET INCOME (LOSS)........................             NM             10%              NM
                                                    =============    ============    ============
----------------
NM -- not meaningful

     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:

                                              Year ended April 30,                   Period to Period Increase
                                     ----------------------------------------     ---------------------------------
                                        1999          1998           1997         1998 to 1999       1997 to 1998
                                     -----------    ----------    -----------     --------------    ---------------
                                       (in thousands of Canadian dollars)
Product revenue by region
United States and Canada               $ 42,286       $54,226       $ 38,818               -22%                40%
Europe                                   20,051        16,832         13,745                19%                22%
Rest of World                             4,325         3,723          2,372                16%                57%
                                     ===========    ==========    ===========
                                       $ 66,662       $74,781       $ 54,935               -11%                36%
                                     ===========    ==========    ===========

Product revenue by channel in
the United States and Canada
Reseller and OEM                       $ 24,779       $36,614       $ 19,358               -32%                89%
Direct Sales                             17,507        17,612         19,460                -1%                -9%
                                     ===========    ==========    ===========
                                       $ 42,286       $54,226       $ 38,818               -22%                40%
                                     ===========    ==========    ===========

Year Ended April 30, 1999, Compared to the Year Ended April 30, 1998

Revenues

     Total Revenues. Total revenues increased 3% to $114.2 million for the year ended April 30, 1999 from $111.2 million for the year ended April 30, 1998. Total revenues consisted of 58% product revenue and 42% service revenue for the year ended April 30, 1999.

     Product Revenue. Product revenue decreased 11% to $66.7 million for the year ended April 30, 1999 from $74.8 million for the year ended April 30, 1998. Product revenue derived from North America, Europe and Rest of World represented 63%, 30%, and 7%, respectively, of product revenue for the year ended April 30, 1999, as compared to 72%, 23% and 5%, respectively, of product revenue for the year ended April 30, 1998.

     The Company attributes the decrease in product revenue primarily to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. As a result, the Company's primary customer base, large financial services organizations and government agencies, who are deeply affected by the Year 2000 problem due to their reliance on computer systems, have focused their information technology resources on ensuring Year 2000 readiness. This has dramatically impacted the Company's ability to sell enterprise wide licenses to these customers. The Company expects that the Year 2000 issue will have a continuing impact on product sales for its fiscal year 2000.

     During the latter part of the fiscal 1999 year the Company also experienced a shift of focus by its customers to Internet-based solutions from more traditional client/server solutions and the emergence of new competitors selling pre-packaged solutions. The Company has developed a comprehensive strategy to address both the market for Internet-based solutions and prepackaged applications which will be implemented in fiscal year 2000. However, there can be no assurance that revenue derived from this strategy will be sufficient to offset the potential decrease in revenue from the Company's client/server products.

     Product revenue derived from North America decreased 22% to $42.3 million for the year ended April 30, 1999 from $54.2 million for the year ended April 30, 1998. Reseller and OEM sales, which represented 59% of North American product revenue, decreased 32% to $24.8 million for the year ended April 30, 1999 from $36.6 million for the year ended April 30, 1998, primarily due to significant sales from U.S. government resellers and minimum commitments for resale by Moore Corporation Limited in fiscal year 1998. Product revenue from direct sales, which represented 41% of North American product revenue, decreased 1% to $17.5 million for the year ended April 30, 1999 from $17.6 million for the year ended April 30, 1998.

     Product revenue derived from Europe increased 19% to $20.1 million for the year ended April 30, 1999 from $16.8 million for the year ended April 30, 1998, primarily due to increased license revenue from Germany.

     Product revenue derived from Rest of World increased 16% to $4.3 million for the year ended April 30, 1999 from $3.7 million for the year ended April 30, 1998, primarily due to increased license revenue from Japan.

     Service Revenue. Service revenue increased 30% to $47.6 million for the year ended April 30, 1999 from $36.4 million for the year ended April 30, 1998. For the year ended April 30, 1999, maintenance and support revenue increased 25% to $21.9 million from $17.5 million for the year ended April 30, 1998. The Company's other service revenue increased 35% to $25.6 million for the year ended April 30, 1999 from $19.0 million for the year ended April 30, 1998.

Costs and Expenses

     Total Costs and Expenses. Total costs and expenses were $149.7 million for the year ended April 30, 1999, an increase of 57% from $95.1 million for the year ended April 30, 1998. Excluding the provision for restructuring costs of $30.5 million, costs and expenses for the year ended April 30, 1999, increased by 25%.

     Cost of Product. Cost of product increased 22% to $9.2 million for the year ended April 30, 1999 from $7.5 million for the year ended April 30, 1998, primarily as a result of an increase in third party royalties and amortization of deferred development costs. For the year ended April 30, 1999, total deferred costs charged to cost of product increased to $3.3 million from $2.2 million for the year ended April 30, 1998. The product margin decreased to 86% for the year ended April 30, 1999 from 90% for the year ended April 30, 1998, primarily due to lost economies of scale resulting from the decrease in product revenue.

     Cost of Service. Cost of service increased 25% to $19.1 million for the year ended April 30, 1999 from $15.3 million for the year ended April 30, 1998, primarily as a result of an increase in the number of employees, particularly in Ireland, due to the expansion in the Company's service revenues. The service margin increased to 60% for the year ended April 30, 1999 from 58% for the year ended April 30, 1998, primarily as a result of gained economies of scale resulting from increased maintenance and support revenue.

     Costs of Product and Service. Costs of product and service increased 24% to $28.2 million for the year ended April 30, 1999 from $22.8 million for the year ended April 30, 1998. Product and service margin decreased to 75% for the year ended April 30, 1999 from 80% for the year ended April 30, 1998.

     Sales and Marketing. Sales and marketing expenses increased 33% to $53.3 million for the year ended April 30, 1999 from $40.2 million for the year ended April 30, 1998, primarily as a result of increased sales and marketing staff. As a percentage of total revenues, sales and marketing increased to 47% for the year ended April 30, 1999 from 36% for the year ended April 30, 1998

     General and Administrative. General and administrative expenses increased 9% to $10.7 million for the year ended April 30, 1999 from $9.8 million for the year ended April 30, 1998, primarily due to increased spending on management information systems and facilities. As a percentage of total revenues, general and administrative remained constant at 9% for the years ended April 30, 1999 and 1998.

     Research and Development. Research and development expenses increased 45% to $15.4 million for the year ended April 30, 1999 from $10.6 million for the year ended April 30, 1998, primarily due to an increase in the number of employees and related costs. During the years ended April 30, 1999 and 1998, the Company capitalized approximately $3.6 million and $2.8 million respectively, of software development costs. Research and development expense were 23% and 14% of product revenue for the years ended April 30, 1999 and 1998, respectively.

     Depreciation and Amortization. Depreciation and amortization remained constant at $11.6 million for both the year ended April 30, 1999 and 1998, primarily as a result of increased purchases of computer equipment and leasehold improvements offset by the write-down of certain assets relating to the restructuring of the Company. (see "Liquidity and Capital Resources - Provision for Restructuring Costs").

     Provision for Restructuring Costs. During the year ended April 30, 1999, the Company recorded a provision for restructuring costs of $30.5 million. The restructuring plan announced by the Company included: i) consolidation of management responsibilities and reduction in headcount; ii) closure of redundant facilities; iii) reduction in the carrying value of certain capital assets primarily related to past acquisitions and; iv) cancellation of trade shows and other commitments. (see "Liquidity and Capital Resources - Provision for Restructuring Costs").

     Operating Income (Loss). Operating loss was $35.5 million for the year ended April 30, 1999, compared to operating income of $16.1 million for the year ended April 30, 1998 primarily due to the provision for restructuring costs. Excluding this charge, operating loss was $5.0 million for the year ended April 30, 1999.

     Interest and Other Income. Net interest and other income was $3.8 million for the year ended April 30, 1999, compared to a net interest expense of $3.6 million for the year ended April 30, 1998 primarily due to a reduction in interest charges on the Delrina obligation and an increase in investment income on cash and cash equivalents. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the asset purchase agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate which resulted in a reduction of imputed interest charges (see "Liquidity and Capital Resources - Delrina Obligation"). In April, 1998, the Company received net proceeds of $63.7 million from the issuance of
2.2 million special warrants to Canadian investors.

     Income Taxes. The Company recorded a provision for current income taxes of $2.1 million and a recovery of deferred income tax of $4.6 million, for the year ended April 30, 1999, compared to a provision for current income taxes of $2.0 million and a recovery of deferred income tax of $355,000 for the year ended April 30, 1998. As at April 30, 1999, the Company had a deferred tax asset of $56.8 million comprised primarily of deductible temporary differences related to the Delrina Assets and the provision for restructuring costs. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $49.2 million has been applied.

Year Ended April 30, 1998, Compared to the Year Ended April 30, 1997

Revenues

     Total Revenues. Total revenues increased 45% to $111.2 million for the year ended April 30, 1998 from $76.6 million for the year ended April 30, 1997. Total revenues consisted of 67% product revenue and 33% service revenue for the year ended April 30, 1998.

     Product Revenue. Product revenue increased 36% to $74.8 million for the year ended April 30, 1998 from $54.9 million for the year ended April 30, 1997. Product revenue derived from North America, Europe and Rest of World represented 72%, 23%, and 5%, respectively, of product revenue for the year ended April 30, 1998, as compared to 71%, 25% and 4%, respectively, of product revenue for the year ended April 30, 1997.

     Product revenue derived from North America increased 40% to $54.2 million for the year ended April 30, 1998 from $38.8 million for the year ended April 30, 1997. Reseller and OEM sales, which represented 68% of North American product revenue, increased 89% to $36.6 million for the year ended April 30, 1998 from $19.4 million for the year ended April 30, 1997, primarily as a result of a general increase in large orders from OEMs and VARs including a significant increase in U.S. government sales by resellers and minimum commitments for resale by Moore Corporation Limited ("Moore") Product revenue from end users, which represented 32% of North American product revenue, decreased 9% to $17.6 million for the year ended April 30, 1998 from $19.5 million for the year ended April 30, 1997, primarily as a result of the Company's decision to redirect certain U.S. government sales to resellers which would have been made by direct sales in previous years.

     Product revenue derived from Europe increased 22% to $16.8 million for the year ended April 30, 1998 from $13.7 million for the year ended April 30, 1997, primarily due to increased license revenue from Germany and Scandinavia.

     Product revenue derived from Rest of World increased 57% to $3.7 million for the year ended April 30, 1998 from $2.4 million for the year ended April 30, 1997, primarily due to increased license revenue from China and Japan.

     Service Revenue. Service revenue increased 68% to $36.4 million for the year ended April 30, 1998 from $21.7 million for the year ended April 30, 1997, primarily as a result of increased maintenance and support revenue in North America and Europe.

Costs and Expenses

     Total Costs and Expenses. Total costs and expenses were $95.1 million for the year ended April 30, 1998, a decrease of 57% from $222.9 million for the year ended April 30, 1997. Excluding charges for in process research and development and the repurchase of Moore Options which aggregated $154.0 million for the year ended April 30, 1997, costs and expenses for the year ended April 30, 1998, increased by 38%.

     Cost of Product. Cost of product increased 61% to $7.5 million for the year ended April 30, 1998 from $4.7 million for the year ended April 30, 1997, primarily as a result of increased product revenue and amortization of deferred development costs. The product margin decreased to 90% for the year ended April 30, 1998 from 91% for the year ended April 30, 1997, primarily due to increased amortization of deferred product development costs. For the year ended April 30, 1998, total deferred costs charged to cost of product increased to $2.2 million from $544,000 for the year ended April 30, 1997.

     Cost of Service. Cost of service increased 41% to $15.3 million for the year ended April 30, 1998 from $10.8 million for the year ended April 30, 1997, primarily as a result of an increase in the number of employees due to the expansion in the Company's service revenues. The service margin increased to 58% for the year ended April 30, 1998 from 50% for the year ended April 30, 1997, primarily as a result of increased maintenance and support revenue.

     Costs of Product and Service. Costs of product and service increased 47% to $22.8 million for the year ended April 30, 1998 from $15.5 million for the year ended April 30, 1997. Product and service margin remained constant at 80% for both the year ended April 30, 1998 and 1997.

     Sales and Marketing. Sales and marketing expenses increased 38% to $40.2 million for the year ended April 30, 1998 from $29.1 million for the year ended April 30, 1997, primarily as a result of the expansion of the Company's world wide sales and marketing staff.

     General and Administrative. General and administrative expenses increased 14% to $9.8 million for the year ended April 30, 1998 from $8.6 million for the year ended April 30, 1997, primarily due to the expansion of the Company's European operations and increased spending on management information systems. As a percentage of total revenues, general and administrative expenses decreased to 9% from 11% for the years ended April 30, 1998 and 1997, respectively.

     Research and Development. Research and development expenses increased 43% to $10.6 million for the year ended April 30, 1998 from $7.4 million for the year ended April 30, 1997, primarily due to an increase in the number of employees and related costs. During the years ended April 30, 1998 and 1997, the Company capitalized approximately $2.8 million and $2.6 million respectively, of software development costs. Research and development expenses were 14% of product revenue for both the years ended April 30, 1998 and 1997.

     Depreciation and Amortization. Depreciation and amortization increased 42% to $11.6 million for the year ended April 30, 1998 from $8.2 million for the year ended April 30, 1997, primarily as a result of increased purchases of computer equipment and leasehold improvements and the acquisition of the Delrina Assets in September 1996 (See "Liquidity and Capital Resources - Delrina Obligation").

     Operating Income (Loss). Operating income was $16.1 million for the year ended April 30, 1998, compared to a loss of $146.3 million for the year ended April 30, 1997, primarily due to charges, in fiscal 1997, for the repurchase of Moore Options and in process research and development. Excluding these charges, operating income was $7.8 million for the year ended April 30, 1997.

     Interest and Other Income. Net interest expense decreased to $3.6 million for the year ended April 30, 1998, compared to net interest expense of $3.7 million for the year ended April 30, 1997.

     Income Taxes. The Company recorded a provision for income taxes of $2.0 million and a recovery of deferred taxes of $355,000 for the year ended April 30, 1998, compared to a provision for income taxes of $1.1 million and a recovery of deferred taxes of $904,000 for the year ended April 30, 1997. As at April 30, 1998, the Company had a net deferred tax asset of $50.5 million comprised primarily of deductible temporary differences related to the Delrina Assets. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $43.9 million has been applied.

Liquidity and Capital Resources

     As at April 30, 1999 and April 30, 1998, the Company had $47.3 million and $91.6 million of cash and cash equivalents respectively. During the year ended April 30, 1999, the Company's cash and cash equivalents decreased by $44.3 million, primarily due to four payments to Delrina totaling $50.8 million. (See "Liquidity and Capital Resources - Delrina Obligation.")

Operations

     The Company decreased its investment in the non-cash operating components of working capital during the year ended April 30, 1999, by approximately $9.1 million, primarily due to increases in accounts payable, accrued liabilities, and deferred revenue offset by an increase in accounts receivable.

     The Company purchased approximately $8.3 million of fixed assets in the year ended April 30, 1999. The purchases of fixed assets included computer hardware and software, office equipment, furniture, and leasehold improvements. During the year ended April 30, 1999, the Company increased its investment in other assets by $5.8 million related primarily to capitalized development costs, prepaid royalties, and purchases of other assets.

     During the year ended April 30, 1999, the Company generated cash of approximately $3.0 million relating to the exercise of stock options and warrants by employees and others.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable increased $4.4 million to $48.9 million at April 30, 1999 from $44.5 million at April 30, 1998, primarily due an increase in the proportion of product orders processed in the last month of the year and an increase in orders with payment dates exceeding the Company's customary trade terms. Accounts receivable decreased to $29.3 million at April 30, 1999 from $31.3 million at April 30, 1998. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, increased by $6.4 million to $19.6 million for the year ended April 30, 1999 from $13.2 million on April 30, 1998.

     Term accounts receivable primarily arise from the recording of revenue from Irrevocable Commitment Licenses. Under an Irrevocable Commitment License, a customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product for a fixed amount. The amount of revenue recorded is the amount of the minimum commitment over the term of the license, less deemed interest for that part of the license term that is beyond the Company's customary trade terms.

     Payments under Irrevocable Commitment Licenses are generally received from the customer on the earlier of (i) installation of the Company's products by the customer or delivery to its customers or end users and (ii) specified minimum payment dates in the license agreement. Amounts by which revenues recorded exceed payments received are recorded as accounts receivable. Payments that are expected beyond the Company's customary trade terms are recorded as term accounts receivable. Payments that are expected to be received more than one year from the balance sheet date, are recorded as non-current term accounts receivable. Total license fees over the term of the Irrevocable Commitment License may be greater than the minimum commitment initially recorded as revenue. Revenues from installations or sales of the Company's products in excess of the minimum commitment are recorded by the Company as and when they are reported by the customer.

Provision for Restructuring Costs

     On March 17, 1999, the Corporation announced a restructuring plan directed at reducing costs. The key restructuring actions included:

     o    Consolidation   of  management   responsibilities   and  reduction  in
          headcount.

     o    Closure of redundant facilities.

     o Reduction in the carrying value of certain capital assets primarily related to past acquisitions.

     o    Cancellation of certain commitments and other costs.

     The  following   table   summarizes  the  activity  in  the  provision  for
restructuring costs during the year:


                          Employee                       Other        Total         Non Cash        Total
                         Termination    Facilities    Cash Costs    Cash Costs        Costs        Provision
                        -------------- ------------- ------------- ------------    -----------    ------------
Restructuring
provision...............  $  5,252       $ 2,914         $ 726       $ 8,892        $ 21,611      $   30,503
Cash payments...........    (1,175)          (36)         (207)       (1,418)             --          (1,418)
Non-cash items..........        --            --            --            --         (21,611)        (21,611)
                        --------------------------------------------------------------------------------------
Balance,
 April 30, 1999.........  $  4,077       $ 2,878         $ 519       $ 7,474       $      --      $    7,474
                        ======================================================================================
Long term balance.......  $    500       $ 2,307         $ 418      $ 3,225        $              $    3,225
                        ======================================================================================

     Employee terminations totalled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. All employees were terminated on or before April 30, 1999.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's UK and Toronto facilities respectively. The provision for redundant facilities includes management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates.

     Other cash costs related primarily to the cancellation of trade shows and other commitments.

     Non-cash costs include impairment losses of $21.6 million related to assets held for use. The losses are comprised of $16.7 million related to marketing and distribution rights, $3.1 million related to goodwill, and $1.9 million related to other capital assets.

     In accordance with FAS 121 management reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the restructuring of the Company's operations, management will focus on its core products and traditional markets. As a result, the carrying value of certain of the Company's long-lived assets related to, among others, the Eclipse and Proactive acquisitions was higher than their fair value. Management used the discounted cash flows method to arrive at the estimated fair value of the assets.

     The cash cost of restructuring relating to facilities are payable over a period of 10 years. All other cash costs of restructuring are payable over the next two years.

Delrina Obligation

     On September 10, 1996, the Company acquired the Delrina Assets from Delrina, a subsidiary of Symantec Corporation of Cupertino, California. Under the asset purchase agreement (the "Delrina Asset Purchase Agreement"), the Company will make quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. During the year ended April 30, 1999, the Company made cash payments totaling US$34.4 million ($50.8 million) in satisfaction of its obligation to Delrina.

     On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina asset purchase agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14 million and the Company continues to meet certain registration requirements in respect of such issued Common Shares. The Company believes that Delrina held no Common Shares of the Company as at April 30, 1999. As at April 30, 1999, the next four scheduled, quarterly payments totaled US$14.8 million .

Financial Instruments and Credit Facility

     The Company has entered into a receivables purchase agreement with the Royal Bank of Canada ("the Bank"). Under the agreement, the Company has the option to sell certain accounts receivable on a recourse basis. The Bank has recourse in the event of a trade dispute as defined in the receivables purchase agreement and upon the occurrence of other specified events. The maximum amount of accounts receivable the Company can sell under this agreement is US$20 million or the Canadian dollar equivalent thereof. The Bank is in the process of reviewing its policies regarding the purchase of accounts receivable with payment terms exceeding one year. As a result, there can be no assurance that the Bank will continue to purchase additional term accounts receivable under the current agreement. As at April 30, 1999, the outstanding balance of accounts receivable sold under this agreement was approximately US$6.9 million. The Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on June 30, 2000; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 1999, the Company had drawn down $10 million of the term loan facility and locked in the interest rate until October 18, 1999 at 6.24%. The Company had no borrowings against its revolving line of credit as at April 30, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     The Company believes that its existing cash and cash equivalents and its ability to pay the obligation to Delrina through the issuance of common shares, will provide sufficient liquidity to meet the Company's business requirements in the near term. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

Recent Accounting Pronouncements

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and amended by SOP 98-4 issued in March 1998. Additionally, SOP 98-9 issued in December 1998 extends certain provisions of SOP98-4 and amends certain provisions of SOP97-2. SOP 98-9 will be effective for the Company's fiscal year ending April 2000. The Company is currently studying the impact, if any, of the adoption of SOP 98-9 on its future results of operations and financial position.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999 the FASB issued SFAS No.137 which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Although the impact of SFAS 133 on the Company's financial disclosures is not known at this time, the Company will adopt SFAS 133 during the year ending April 30, 2002.

     In April, 1998, the AICPA issued SOP 98-5, "Reporting Costs of Start-Up Activities". This statement establishes accounting and reporting standards for start-up costs and organization costs. This SOP is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year ending April 30, 2000.

The Year 2000

     What is commonly known as the Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. The effect of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.

     The Company recognizes the need to ensure its operations will not be adversely impacted by software failures caused by the advent of the Year 2000. To address the Year 2000 issues, the Company commenced a program which entailed a comprehensive review of its software products, internal financial and operational systems, and the Company's suppliers.

     The Company has reviewed all its major products and believes that the majority of the current versions are Year 2000 compliant. Certain products which are not currently Year 2000 compliant are in the process of being upgraded to include Year 2000 compliance. The Company has made available information on its Year 2000 product compliance on its Web site http://www.jetform.com.

     With respect to the Company's internal systems, the Company has identified internal hardware and software systems that could be affected by the Year 2000 date change. The Company is taking preventive measures in those cases where systems have been found not to be Year 2000 compliant either by replacing those systems or upgrading to compliant versions offered by suppliers. All costs associated with modifying the existing internal use computer software will be expensed as incurred.

     The Company is contacting its major suppliers and is not aware of any Year 2000 compliance issues that would impact its normal business operations. However, there can be no assurance that the systems of its major suppliers and other service providers on which the Company relies will not be adversely impacted by software failures caused by the advent of the Year 2000.

     The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issues with respect to its products and internal systems and does not believe that the cost of such actions will have a material adverse effect on its financial condition or results of operations. However, the risks from the inability of the Company's software products or internal systems to properly function in the Year 2000 could result in increased warranty costs, customer satisfaction issues, inability to ship products, potential lawsuits, and other costs and liabilities resulting from business interruptions. To the extent possible, the Company will be developing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The  Company  is  primarily   exposed  to  market  risks   associated  with
fluctuations in interest rates and foreign currency exchange rates.

Interest rate risks

     The Company's exposure to interest rate fluctuations relates primarily to its investment portfolio and its credit facility with its bank. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The interest income from these investments is subject to interest rate fluctuations which management believes would not have a material impact on the financial position of the Company.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on June 30, 2000; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 1999, the Company had drawn down $10 million of the term loan facility and locked in the interest rate until October 18, 1999 at 6.24%. The Company had no borrowings against its revolving line of credit as at April 30, 1999.

     The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended April 30, 1999 would have been approximately $570,000.

Foreign Currency Risk

     The Company has net monetary asset and liability balances in foreign currencies other than the Canadian Dollar, including the U.S. Dollar ("US$"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swedish Krona ("SEK"), the German Mark ("DM"), the French Franc ("FF"), the Irish Punt ("IEP"), the Euro ("EUR"), and the Japanese Yen ("JPY").

     JetForm hedges its U.S. dollar net asset position to reduce its exposure to currency fluctuations. Gains and losses resulting from these hedges are recognized in income in the same period as gains and losses on the underlying position JetForm does not enter into these financial instruments for speculative or trading purposes. As at April 30, 1999, JetForm had a forward contract outstanding to sell $5 million U.S. dollars at $1.4549 per Canadian dollar. As at April 30, 1999, the approximate fair value of this forward contract is nil.

     The Company's cash and cash equivalents are primarily held in Canadian and U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar will have an impact on the Company's reported cash position. As at April 30, 1999, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have reduced the Company's reported cash and cash equivalents balance by approximately $2.0 million. As at April 30, 1999, a 10% adverse change in foreign exchange rates versus currencies other than the U.S. dollar, held by the Company, would not have had a material impact on the Company's reported cash and cash equivalents balance.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                    Page
Management's Statement of Responsibility             32
Auditors' Report                                     33
Consolidated Balance Sheets                          34
Consolidated Statements of Operations                35
Consolidated Statements of Comprehensive Income      36
Consolidated Statements of Shareholders' Equity      37
Consolidated Statements of Cash Flows                38
Notes to Consolidated Financial Statements           39

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY

     Management is responsible for the preparation of the financial statements and all other information in the Form 10-K filing with the U.S. Securities and Exchange Commission. The financial statements have been prepared in accordance with generally accepted accounting principles and reflect management's best estimates and judgments. The financial information presented elsewhere in the annual report is consistent with the consolidated financial statements.

     Management has developed and maintains a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information. Consistent with the concept of reasonable assurance, the Company recognizes that the relative cost of maintaining these controls should not exceed their expected benefits.

     The Audit Committee, which is comprised of independent directors, reviews the consolidated financial statements, considers the report of the external auditor, assesses the adequacy of the Company's internal controls, and recommends to the Board of Directors the independent auditors for appointment by the shareholders. The financial statements were reviewed by the Audit Committee and approved by the Board of Directors.

     The financial statements were audited by PricewaterhouseCoopers LLP, the external auditors, in accordance with generally accepted auditing standards on behalf of the shareholders.

/s/ John B. Kelly                         /s/ Jeffrey McMullen
-------------------------------------     --------------------------------------
John B. Kelly                             Jeffrey McMullen
President and Chief Executive Officer     Vice President Finance and Chief
                                            Financial Officer

                                AUDITORS' REPORT

                   TO THE SHAREHOLDERS OF JETFORM CORPORATION

     We have audited the consolidated balance sheets of JetForm Corporation as of April 30, 1999 and 1998, and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years ended April 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended April 30, 1999, 1998 and 1997, in accordance with accounting principles generally accepted in the United States.

     On June 22, 1999, we reported separately to the shareholders of JetForm Corporation on financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.


PRICEWATERHOUSECOOPERS LLP
Chartered Accountants
Ottawa, Canada
June 22, 1999

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
            (in thousands of Canadian dollars, except share amounts)

                                                   April 30,        April 30,
                                                     1999             1998
                                                   ---------        ---------
          ASSETS
Current assets
Cash and cash equivalents......................    $ 47,262          $ 91,604
Accounts receivable (Note 2)...................      29,274            31,347
Term accounts receivable (Note 2)..............      13,486             9,993
Unbilled receivables...........................       3,455             6,254
Inventory......................................       1,139             1,127
Taxes and investment tax credits recoverable...       1,310               443
Prepaid expenses and deferred charges..........       3,727             3,259
Asset held for sale (Note 18)..................       3,417                --
                                                   ---------         ---------
                                                    103,070           144,027
Term accounts receivable (Note 2)..............       6,090             3,194
Taxes and investment tax credits recoverable...       3,218             2,510
Fixed assets (Note 3)..........................      18,620            17,522
Other assets (Note 4)..........................      25,871            49,314
                                                   =========         =========
                                                   $156,869          $216,567
                                                   =========         =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable...............................    $  7,874          $  4,499
Accrued liabilities............................      15,656            12,868
Unearned revenue...............................      12,463             9,197
Current portion of Delrina obligation
  (Note 14)....................................      22,023            47,093
                                                  ----------         ---------
                                                     58,016            73,657
Deferred income taxes (Note 9).................         164             4,450
Accrued liabilities (Note 15)..................       3,225                --
Term loan (Note 6).............................       9,998                --
Delrina obligation (Note 14)...................         536            26,311
                                                  ----------         ---------
                                                     71,939           104,418
                                                  ----------         ---------
Commitments (Note 11)
Shareholders' equity
Capital stock (Issued and  outstanding --
  19,421,428 Common Shares and 450,448
  Preference Shares at April 30, 1999;
  17,028,141 Common Shares, 450,448
  Preference Shares and 2,200,000 Special
  Warrants at April 30, 1998) (Note 7) ........     247,119           244,151
  Cumulative translation adjustment.....            (1,052)               --
  Deficit...............................          (161,137)         (132,002)
                                                   ---------         ---------
                                                     84,930           112,149
                                                   ---------         ----------
                                                   $156,869          $216,567
                                                   =========         ==========

             (the accompanying notes are an integral part of these
                       consolidated financial statements)

Signed on behalf of the Board:

/s/ John B. Kelly                                         /s/ Abraham Ostrovsky
-----------------                                         ---------------------

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (in thousands of Canadian dollars except share and per share amounts)


                                                 Year ended April 30,
                                     -------------------------------------------
                                      1999              1998             1997
                                     -------          --------         --------
Revenues
Product.....................        $ 66,662          $ 74,781         $ 54,935
Service.....................          47,550            36,446           21,679
                                    ---------         ---------        ---------
                                     114,212           111,227           76,614
                                    ---------         ---------        ---------
Costs and expenses
Cost of product.............           9,164             7,539            4,677
Cost of service.............          19,058            15,259           10,805
Sales and marketing.........          53,315            40,214           29,140
General and
  administrative............          10,722             9,846            8,618
Research and development
  (Note 5)..................          15,384            10,620            7,422
Depreciation and
  amortization..............          11,568            11,631            8,190
Provision for restruc-
  turing costs (Note 15)....          30,503                --               --
Repurchase of Moore
  Options (Note 10).........              --                --           47,084
In process research and
  development (Note 14).....              --                --          106,962
                                    ---------         ---------        ---------
                                     149,714            95,109          222,898
                                    ---------         ---------        ---------
Operating income (loss).....         (35,502)           16,118         (146,284)
Net interest income
  (expense).................           3,826            (3,564)          (3,662)
Other income (expense)......             (11)               --            1,659
                                    ---------         ---------        ---------
Income (loss) before
  taxes.....................         (31,687)           12,554         (148,287)
Provision for current
  taxes (Note 9)............          (2,073)           (2,045)          (1,097)
Recovery of deferred
  taxes (Note 9)............           4,625               355              904
                                    ---------         ---------        ---------
Net income (loss)...........      $   (29,135)     $    10,864     $   (148,480)
                                    =========         =========        =========
Basic income per share
  (Note 8)
Net income (loss) per
  share.....................      $     (1.47)      $     0.65      $    (10.03)
Weighted average number
  of shares.................       19,826,057       16,622,835       14,796,852
Fully diluted income per
  share (Note 8)
Net income (loss)
  per share.................      $     (1.47)      $     0.62       $   (10.03)
Weighted average number
  of shares.................       19,826,057       17,615,595       14,796,852

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (in thousands of Canadian dollars)


                                            Year ended April 30,
                                 -----------------------------------------------
                                     1999               1998            1997
                                 -----------         ----------     ------------

Net income...................    $  (29,135)         $  10,864      $  (148,480)
Other comprehensive
  income (loss):
  Cumulative translation
  adjustment................         (1,052)                --               --
                                 ===========         ==========     ============
Comprehensive income
  (loss)....................     $  (30,187)         $  10,864      $  (148,480)

                                 ===========         ==========     ============

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)


                                                        JETFORM CORPORATION

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (in thousands of Canadian dollars except share amounts)


                     Number issued and outstanding                                 Stated Value
                     ---------------------------------------------------------------------------------------------------------------
                                                                                        Total   Cumulative  Retained      Total
                     Common      Special     Preference  Common   Special   Preference Capital  Translation Earnings   Shareholders'
                     Stock       Warrants      Stock     Stock    Warrants    Stock     Stock   Adjustment  (Deficit)     Equity
                     ---------------------------------------------------------------------------------------------------------------
Balance as at
  April 30, 1996     9,237,013          --   2,263,782  $ 36,596 $     --  $ 24,823    $ 61,419      --     $   5,614  $  67,033
Issuance of
Common Shares:
  Pursuant to
  acquisitions......     15,665          --          --       390       --        --         390      --            --        390
  Pursuant to
  repurchase of
  Moore Options
  (Note 10).........  1,813,334          --          --    46,335       --        --      46,335      --            --     46,335
  Repayment of
  Delrina obliga-
  tion..............    662,731          --          --    17,142       --        --      17,142      --            --     17,142
  Public offering...  1,500,000          --          --    30,094       --        --      30,094      --            --     30,094
  Conversions.......  1,813,334          --  (1,813,334)   19,884       --   (19,884)         --      --            --         --
  Exercise of stock
  options.............  651,546          --          --     3,575       --        --       3,575      --            --      3,575
Net loss for the
  year..............         --          --          --        --       --        --          --      --       (148,480) (148,480)
                     ---------------------------------------------------------------------------------------------------------------
Balance as at
  April 30,
  1997               15,693,623          --     450,448    154,016      --     4,939     158,955      --       (142,866)   16,089
Issuance of Common
Shares:
  Pursuant to
  acquisitions.....       6,918          --          --        144      --        --         144      --             --       144
  Repayment of
  Delrina
  obligation.......     715,654          --          --     15,485      --        --      15,485      --             --    15,485
  Exercise of stock
  options..........     611,946          --          --      5,917      --        --       5,917      --             --     5,917
  Issuance of Spe-
  cial Warrants....          --   2,200,000          --         --  63,650        --      63,650      --             --    63,650
Net income for
  the year.........          --          --          --         --      --        --          --      --         10,864    10,864
                     ---------------------------------------------------------------------------------------------------------------
Balance as at
April 30, 1998        17,028,141   2,200,000     450,448    175,562   63,650    4,939     244,151      --       (132,002)  112,149
Issuance of
  Common Shares:
  Pursuant to
  acquisitions.....       6,918          --          --        242       --       --         242      --            --        242
  Share purchase
  plan.............      20,768          --          --        375       --       --         375      --            --        375
  Exercise of
  stock options....     165,601          --          --      2,259       --       --       2,259      --            --      2,259
  Conversions of
  Special
  Warrants.........   2,200,000  (2,200,000)         --     63,742  (63,650)      --          92      --            --         92
Cumulative
  translation
  adjustment.......          --          --          --         --       --       --          --  (1,052)           --     (1,052)
Net Loss for the
  year.............          --          --          --         --       --       --          --      --       (29,135)   (29,135)
                     ---------------------------------------------------------------------------------------------------------------
Balance as at
  April 30,
  1999               19,421,428          --     450,448  $ 242,180       --  $ 4,939   $ 247,119 $(1,052)    $(161,137)  $ 84,930
                     ===============================================================================================================

                     (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Canadian dollars)

                                                   Year ended April 30,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------     --------     ----------
Cash provided from (used in):
Operating activities
Net income (loss).................         $(29,135)     $ 10,864     $(148,480)
Items not involving cash:
  Depreciation and
    amortization..................           14,838        13,629         8,605
  Deferred income taxes...........           (4,625)         (355)         (904)
  Other non-cash items............           (4,130)        4,034         3,812
Provision for restructuring
  costs (Note 15).................           21,611            --            --
Repurchase of Moore Options.......               --            --        46,335
In process research and
  development.....................               --            --       106,962
Net change in operating
  components of working
  capital (Note 12)...............            9,082        (6,869)      (14,287)
                                          ----------     ---------    ----------
                                              7,641        21,303         2,043
                                          ----------     ---------    ----------
Investing activities
Non-cash assets acquired on
  purchase of subsidiaries........               --            --          (725)
Purchase of fixed assets..........           (8,316)       (8,401)       (7,299)
Increase in other assets..........           (5,788)       (8,652)       (7,463)
                                          ----------     ---------    ----------
                                            (14,104)      (17,053)      (15,487)
                                          ----------     ---------    ----------
Financing activities
Proceeds from issuance of shares...           2,968        69,567        33,669
Issuance of debt...................           9,998            --            --
Repayment of Delrina obligation....         (50,845)      (16,663)       (5,973)
                                          ----------     ---------    ----------
                                            (37,879)       52,904        27,696
                                          ----------     ---------    ----------
Increase (decrease) in cash and
  cash equivalents.................         (44,342)       57,154        14,252
Cash and cash equivalents,
  beginning of year................          91,604        34,450        20,198
                                          ----------     ---------    ----------
Cash and cash equivalents, end
  of year..........................       $  47,262      $ 91,604     $  34,450
                                          ==========     =========    ==========

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan"), and Why Interactive Inc. ("Why Interactive"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

     (b)  Nature of operations

     The Company develops Web-based software solutions that automate business processes, transforming them into e-processes. Organizations use the Company's technology to replace existing pre-printed form processes with electronic forms-based solutions.

     The Company sells its products and services internationally through multiple channels which include direct sales to end users, joint marketing alliances with resellers including value-added resellers ("VARs"), system integrators, hardware and software vendors ("OEMs") and arrangements with distributors which resell products primarily to dealers and other retailers.

     (c)  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (d)  Revenue recognition

     The Company records revenue in accordance with the Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" which provide guidance on applying generally accepted accounting principles in recognizing revenue from software transactions.

     The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from irrevocable commitments to purchase products with payment terms exceeding the Company's customary trade terms are recorded at the amount receivable less deemed interest. The Company amortizes the difference between the face value of the receivable and the discounted amount over the term of the receivable and records the discount as interest income.

     Revenue from software product licenses which include significant customization and revenue from services are recognized on a percentage of completion basis, whereby revenue is recorded at the estimated realizable value of work completed to date. Estimated losses on contracts are recognized when they become probable. Unbilled receivables represent consulting work performed under contract and not yet billed.

     Revenue from maintenance agreements is recognized ratably over the term of the agreement. Unearned revenue represents payments received from customers for services not yet performed.

     (e)  Investment tax credits

     Investment tax credits ("ITCs"), which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured, and are applied to reduce research and development expense in the year.

     (f)  Capital assets

     Capital assets are recorded at cost. Depreciation and amortization are calculated using the following rates and bases.



Computer equipment..............       30% declining balance and straight line
                                       over 2 to 4 years
Software........................       30% declining balance
Furniture and fixtures..........       20% declining balance
Software licenses and pur-
  chased rights to improve,
  market and/or distribute
  products......................       Straight-line over the lesser of the life
                                       of the license or right and 15 years
Leasehold improvements.........        Straight-line over the term of the lease
Delrina technology.............        Straight-line over 3 to 5 years
Trademarks, trade names and
  workforce and other assets....       Straight-line or declining balance over
                                       the useful life of the assets which
                                       range from 3 to 15 years

     The carrying value of capital assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the capital asset is less than the carrying value of such asset. In the event of an impairment in capital assets, the discounted cash flows method is used to arrive at the estimated fair value of such asset.

     (g)  Goodwill

     Goodwill, which represents the purchase price paid for an acquired business in excess of the values assigned to identifiable assets, is amortized on a straight-line basis over its expected useful life. In general, goodwill is expected to have a useful life of seven years.

     The carrying value of goodwill is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related business acquired are less than the carrying value of such goodwill. In the event of an impairment in goodwill, the discounted cash flows method is used to arrive at the estimated fair value of such goodwill.


     (h)  Software and software development costs

     Computer software purchased by the Company is recorded as fixed assets when acquired. Costs related to the development of proprietary software are expensed as incurred unless the costs relate to technically feasible and complete products and can reasonably be regarded as assured of recovery through future revenues in which case the costs are deferred and amortized on a straight-line basis over the useful life of the product, which generally does not exceed three years.

     (i)  Foreign currency translation

     During the year ended April 30, 1999 the Company adopted the local currency of its subsidiaries as the functional currency of those subsidiaries. The change in functional currency resulted from a change in circumstance and has been applied prospectively. The financial statements of the parent company and its subsidiaries have been translated into Canadian dollars in accordance with Statement of Financial Accounting Standards("SFAS") No. 52 "Foreign Currency Translation". All balance sheet amounts with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year end.
Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the Canadian dollar are reported in comprehensive income and as a separate component of Shareholders' Equity.

     (j)  Cash equivalents and marketable securities

     Cash equivalents are defined as liquid investments which have a term to maturity at the time of purchase of less than ninety days.

     (k)  Stock based compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and to present the pro forma information that is required by SFAS No. 123 -- "Accounting for Stock Based Compensation" ("SFAS 123").

     (l)  Derivative financial instruments

     Gains and losses on forward exchange contracts that hedge exposure to foreign currency fluctuations are recognized and included in income as realized. Realized gains and losses on foreign exchange contracts are recognized and offset against foreign exchange gains and losses on the underlying net asset or net liability position.


2.   ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $1.9 million at April 30, 1999 and $1.4 million at April 30, 1998.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its current net cost of borrowing at the time the revenue is recorded. For the year ended April 30, 1999, the average discount rate used was 4.5%. Under an irrevocable commitment to purchase product the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

     The Company records Term Accounts Receivable as non current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at April 30, 1999, total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $6.1 million. As at April 30, 1998, total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $5.4 million of which management estimated approximately $2.2 million would be received within one year.

     The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.

3.   FIXED ASSETS

                                    April 30, 1999                April 30, 1998
                        --------------------------------------    --------------
                                     Accumulated
                                     depreciation
                                         and          Net book       Net book
                          Cost       amortization      value           value
                         -------     ------------     --------    --------------
                                   (in thousands of Canadian dollars)
Computer equipment....   $15,051       $ 8,030        $ 7,021        $ 6,878
Furniture and
  fixtures............     8,410         2,961          5,449          4,508
Software..............     7,916         4,065          3,851          4,340
Leasehold
  improvements........     3,270           971          2,299          1,796
                         -------     ------------     --------    --------------
                         $34,647       $16,027        $18,620        $17,522
                         =======     ============     ========    ==============

     The cost of fixed assets at April 30, 1998, was $28.8 million, and accumulated depreciation and amortization was $11.3 million.

4.   OTHER ASSETS

                                    April 30, 1999                April 30, 1998
                        --------------------------------------    --------------
                                     Accumulated      Net book       Net book
                          Cost       amortization      value          value
                         -------     ------------     --------    --------------
                                   (in thousands of Canadian dollars)

Delrina technology,
  trademarks, trade
  names and work-        $16,081       $ 7,510        $ 8,571        $10,682
  force...............
Goodwill..............     1,159           226            933          4,794
Licenses, marketing
  and distribution
  rights..............     8,482         3,244          5,238         21,746
Deferred and
  acquired devel-
  opment costs........    11,125         4,784          6,341          5,376
Other assets..........     6,624         1,836          4,788          6,716
                         -------     ------------     --------    --------------
                         $43,471       $17,600        $25,871        $49,314
                         =======     ============     ========    ==============

     The cost of other assets at April 30, 1998, was $66.4 million and accumulated amortization was $17.1 million.

5.   RESEARCH AND DEVELOPMENT EXPENSE

     The following table provides a summary of development costs deferred and the related amortization charged to cost of product in the years ended April 30, 1999, 1998 and 1997.


                                                     Year ended April 30,
                                             -----------------------------------
                                              1999         1998          1997
                                             -------      -------       -------
                                             (in thousands of Canadian dollars)

Research and development costs net of
  investment tax credits.................... $18,984      $13,395      $ 9,972
Deferred development costs..................  (3,600)      (2,775)      (2,550)
                                             --------     --------     --------
Net research and development expense........ $15,384      $10,620      $ 7,422
                                             ========     ========     ========
Amortization of development costs
  charged to cost of product................ $ 2,636      $ 1,726      $   342
                                             ========     ========     ========

6.   FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

     The Company has entered into a receivables purchase agreement with the Royal Bank of Canada ("the Bank"). Under the agreement, the Company has the option to sell certain accounts receivable on a recourse basis. The Bank has recourse in the event of a trade dispute as defined in the receivables purchase agreement and upon the occurrence of other specified events. The maximum amount of accounts receivable the Company can sell under this agreement is US$20 million or the Canadian dollar equivalent thereof. The Bank is in the process of reviewing its policies regarding the purchase of accounts receivable with payment terms exceeding one year. As a result, there can be no assurance that the Bank will continue to purchase additional term accounts receivable under the current agreement. As at April 30, 1999, the outstanding balance of accounts receivable sold under this agreement was approximately US$6.9 million. The Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on June 30, 2000; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 1999, the Company had drawn down the $10 million term loan facility and fixed the interest rate until October 18, 1999 at 6.24%. The Company had no borrowings against its revolving line of credit as at April 30, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     JetForm hedges its U.S. dollar net asset position to reduce its exposure to currency fluctuations. To achieve this objective, JetForm primarily enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore, does not anticipate non-performance by these counterparties. JetForm does not enter into foreign exchange forward contracts for speculative or trading purposes. As at April 30, 1999, JetForm had a foreign exchange forward contract outstanding to sell $5 million U.S. dollars at $1.4549 per Canadian dollar. As at April 30, 1999, the approximate fair value of this forward contract is nil.

7.   CAPITAL STOCK

     The authorized capital stock of the Company consists of an unlimited number of Common Shares ("Common Shares") and 2,263,782 Convertible Preference Shares ("Preference Shares").

     On June 27, 1996, the Company completed an agreement with Moore Corporation Limited ("Moore") under which a subsidiary of the Company repurchased certain options previously issued to Moore for consideration of US$34.0 million ($46.3 million), paid through the issuance by the Company to Moore of 1,813,334 Common Shares. Moore subsequently sold to various third parties 1,813,334 previously issued Preference Shares which were converted into an equal number of Common Shares, and Moore exercised certain other options to acquire 178,750 Common Shares at US$8.25 per share. As a result of the foregoing, as at April 30, 1999, Moore held 1,992,084 Common Shares, 450,448 Preference Shares and 116,216 options.

     During the year ended April 30, 1997, the Company issued 1,500,000 Common Shares, at a price of US$16.25 per share, to third parties pursuant to an underwritten public offering. The net proceeds from the offering after deducting underwriting discounts, fees and expenses were $30.1 million.

     During the year ended April 30, 1998, the Company issued 2,200,000 special warrants ("Special Warrants") to Canadian investors at a price of US$21.25 per Special Warrant. The net proceeds from the offering after deducting underwriting discounts, fees and expenses were $63.7 million. The Special Warrants were deemed to have been exercised by the holders thereof on June 26, 1998, without payment of additional consideration on the basis of one Common Share for each Special Warrant so held. On June 19, 1998, the Company filed a final prospectus with Canadian securities regulators to register the 2,200,000 Common Shares issuable on exercise of the Special Warrants. The Company does not intend to register such Common Shares under the United States Securities Act of 1933.

     In June 1990, the Company adopted an Employee Stock Option Plan (the "1990 Plan") pursuant to which 400,000 Common Shares were reserved for the grant of options. On March 4, 1993, the Board of Directors voted to terminate the 1990 Plan effective as of the consummation of the Company's initial public offering dated April 20, 1993, at which time the 1993 Employee Stock Option Plan (the "1993 Plan") became effective.

     On March 4, 1993, the Board of Directors adopted the 1993 Plan. The 1993 Plan is administered by the Compensation Committee of the Board of Directors and options are not granted at less than the fair market value of the Common Shares on the date of grant. Options outstanding under the 1993 Plan remain in effect pursuant to their terms. Options granted under the 1993 Plan have a term of five years and vest at the rate of one-third of the shares covered on each of the first three anniversary dates of the date of grant. Options granted under the 1993 Plan are not transferable and are exercisable only by the optionee during the optionee's lifetime.

     The Company established the 1995 Plan on June 28, 1995, to replace the 1993 Plan. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant to all eligible full-time employees, directors, officers and others of options to purchase Common Shares at a price based upon the last trading price of the Common Shares on the NASDAQ National Market on the trading day immediately preceding the date of grant. Pursuant to the 1995 Plan, the aggregate number of Common Shares available to be issued is 4,425,763. Options granted under the 1995 Plan have a term of four, five or seven years and vest ratably during the first three years following grant. Options granted are non-transferable.

     On September 11, 1997, the Shareholders of the Company approved the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 400,000 Common Shares of the Company have been reserved for issuance pursuant to the Stock Purchase Plan. Shares may be purchased under the Stock Purchase Plan by employees through payroll deduction. The purchase price of Common Shares issued under the Stock Purchase Plan is the lower of 95% of the fair market of the Common Shares of the Company at the beginning of the offering period and 95% of the fair market value of the Common Shares of the Company at the end of the offering period.

     The following table presents the number of options and warrants outstanding and exercisable, and the weighted average exercise price:


                                                                                                                       Weighted
                                                                                                                        average
                                                                                                 Other                  exercise
                                                                       IPO                      options                  price
                                                                  Underwriter's                   and                   in U.S.
                           1995 Plan     1993 Plan   1990 Plan      warrants         Moore      warrants      Total     dollars
                          -------------------------------------------------------------------------------------------------------
Number of outstanding
  options and warrants
Balance at  April 30,
  1996...................     516,860     928,455     213,341        97,955        8,021,341     286,127    10,064,079    13.50
Grants...................     719,071          --          --            --               --          --       719,071    18.85
Repurchase of Moore
  Options................          --          --          --            --       (7,726,375)         --    (7,726,375)   15.00
Cancellations and
  forfeitures............     (73,705)    (21,979)         --            --               --      (8,408)     (104,092)   14.83
Exercises................     (10,172)   (125,337)   (129,091)      (20,477)        (178,750)   (187,719)     (651,546)    4.34
                            ----------   ---------   ---------      --------      -----------   ---------    ----------
Balance at April 30,
  1997...................   1,152,054     781,139      84,250        77,478          116,216      90,000     2,301,137    12.70
Grants...................   2,048,905          --          --            --               --       5,000     2,053,905    13.39
Cancellations and
  forfeitures............    (164,557)    (31,830)         --            --               --      (2,219)     (198,606)   15.25
Exercises................     (60,261)   (342,176)    (84,250)      (77,478)              --     (47,781)     (611,946)    6.95
                            ----------   ---------   ---------      --------      -----------   ---------    ----------
Balance at April 30,
  1998...................    2,976,141    407,133          --            --          116,216      45,000     3,544,490    13.95
Grants...................    1,037,960     63,550          --            --               --          --     1,101,510     4.50
Cancellations and
  forfeitures............     (360,813)  (175,059)         --            --               --          --      (535,872)   12.49
Exercises................      (47,485)   (98,116)         --            --               --     (20,000)     (165,601)    9.38
                             ----------  ---------   ---------      --------      -----------   ---------    ----------
Balance at April 30,
  1999...................    3,605,803    197,508          --            --          116,216      25,000     3,944,527    11.71
                             ==========  =========   =========      ========      ===========   =========    ==========
Weighted average
  exercise price at
  April 30, 1998,
  in U.S. dollars.........      $14.73      $7.70         N/A           N/A           $16.50      $11.54        $13.95
                             ==========  =========   =========      ========      ===========   =========    ==========
Weighted average
  exercise price at
  April 30, 1999,
  in U.S. dollars.........      $11.78     $ 6.93         N/A           N/A           $16.50      $15.98        $11.71
                             ==========  =========   =========      ========      ===========   =========    ==========
Number of exercisable
  options and warrants
April 30, 1997............     183,557    608,275      84,250        77,478           38,739      70,001     1,062,300     8.50
April 30, 1998............     509,854    397,974          --            --           77,478      38,334     1,023,640    12.88
April 30, 1999............   1,397,776    180,759          --            --          116,216      25,000     1,719,751    14.44

Range of exercise prices
  in U.S. dollars at
  April 30, 1999
From.......................      $ 3.81     $ 3.81         N/A           N/A           $16.50      $15.25        $ 3.81
To.........................      $22.00     $16.00         N/A           N/A           $16.50      $18.88        $22.00

Range of expiry dates at
  April 30, 1999
From.......................  March 3,    May 9,           N/A           N/A       Mar. 31,      April 24,    May 9,
                              2000        1999                                     2001          2000         1999
To.........................  Dec. 1,     June 28,         N/A           N/A       Mar. 31,      Oct. 24,     Dec. 1,
                              2004        2000                                      2001         2001          2004
                             ==========  =========   =========      ========      ===========   =========    ==========

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table presents the exercise prices and average remaining life of the outstanding options as at April 30, 1999.

    ---------------------------------------------------------------------------------------------------------------
    Range of exercise prices                  Options outstanding                        Options exercisable
    --------------------------  -------------------------------------------------   -------------------------------
                                                   Weighted
                                                    average          Weighted                            Weighted
                                                   exercise           average                             average
        From           To           Number          price          remaining life       Number       exercise price
    -----------   ------------  -------------    --------------   ---------------   -------------   ---------------
         (U.S. dollars)                              (U.S.           (Years)                        (U.S. dollars)
                                                    dollars)

     $    3.81     $   3.81        1,031,530        $     3.81              3.75          63,550        $     3.84
          3.94        13.00          268,660             10.21              2.30         151,447              9.29
         13.25        13.25          521,542             13.25              3.09         197,330             13.25
         13.37        13.37        1,046,733             13.37              3.84         454,363             13.37
         13.50        16.50          521,362             15.53              2.82         479,844             15.55
         16.81        19.00          527,560             18.77              4.22         361,831             18.78
         19.38        22.00           27,140             20.63              4.15          11,386             19.96
                                =============                                       =============
                                   3,944,527             11.71              3.53       1,719,751             14.44
                                =============                                       =============

     Options and warrants outstanding at April 30, 1999, had a weighted average remaining contractual life of approximately 3.06 years. The exercise price of all options granted during the years ended April 30, 1999, 1998 and 1997 was equal to the fair market value of the underlying shares at the date of grant. No compensation expense has been recorded in the Consolidated Statements of Operations for stock based compensation.

     The  following  table  presents  net income and  earnings per share for the periods presented on a pro forma basis after recording the pro forma compensation expense relating to stock options granted to employees, in accordance with SFAS 123:

                                                    Year ended April 30,
                                            ------------------------------------
                                              1999         1998        1997
                                            ------------------------------------
                                             (in thousands of Canadian dollars,
                                                 except per share amounts)

Net income (loss) reported...............   $(29,135)    $10,864     $(148,480)
Pro forma compensation expense...........     (6,770)     (5,430)       (3,704)
                                            ---------    --------    ----------
Pro forma net income (loss)..............   $(35,905)    $ 5,434     $(152,184)
                                            =========    ========    ==========
Pro forma basic income (loss) per
  share..................................   $  (1.81)    $  0.33     $  (10.28)
                                            =========    ========    ==========
Pro forma fully diluted income (loss)
  per share..............................   $  (1.81)    $  0.31     $  (10.28)
                                            =========    ========    ==========

     SFAS 123 requires that pro forma compensation expense be recognized over the vesting period, based on the fair value of options granted to employees. The pro forma compensation expense presented above has been estimated using the Black Scholes option pricing model. Assumptions used in the pricing model include: (i) risk free interest rates for the periods of between 4.8% and 6.25%;
(ii) expected volatility of 40% for the year ended April 30, 1999; 35% for the year ended April 30, 1998; and 60% for the year ended April 30, 1997; (iii) expected dividend yield of nil; and (iv) an estimated average life of three to four years.

     SFAS 123 requires that pro forma compensation expense be reported for options granted in fiscal years beginning after December 15, 1994, which in the case of the Company was the year ended April 30, 1996. Since the compensation expense is recognized over the vesting period, the pro forma compensation expense presented above is not necessarily indicative of the pro forma compensation expense that will be reported in future periods if the Company continues to grant options.

8.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which was required to be adopted on December 31, 1997. As a result, the Company has changed the method used to compute income per share and has restated all prior periods.

     The Common Shares and Preference Shares represent equivalent residual interests and have been included in the computation of weighted average number of shares outstanding for purposes of the earnings per share computation.

     The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows:


                                                 Year ended April 30,
                                       -----------------------------------------
                                           1999           1998       1997
                                       -----------------------------------------
                                           (in thousands of Canadian dollars
                                           except share and per share amount)
Net Income per Share
  Net income.......................    $   (29,135)   $    10,864   $  (148,480)
                                       ============   ===========   ============
  Weighted average number of
  shares outstanding...............     19,826,057     16,622,835    14,796,852
                                       ============   ===========   ============
  Net income per share.............    $     (1.47)   $      0.65   $    (10.03)
                                       ============   ===========   ============

Diluted Net Income per Share
  Net income.......................    $   (29,135)   $    10,864   $  (148,480)
                                       ============   ===========   ============
  Weighted average number of
  shares outstanding...............     19,826,057     16,622,835    14,796,852
  Dilutive effect of stock
  options*.........................            --         992,760            --
                                       ------------   -----------   ------------
  Adjusted weighted average number
  of shares outstanding............     19,826,057     17,615,595    14,796,852
                                       ============   ===========   ============
  Diluted net income per share.....    $     (1.47)   $      0.62   $    (10.03)
                                       ============   ===========   ============

*    All anti-dilutive options have been excluded

9.   INCOME TAXES

     The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined
Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:



                                                 Year ended April 30,
                                       -----------------------------------------
                                           1999           1998       1997
                                       -----------------------------------------
                                          (in thousands of Canadian dollars)

Expected statutory rate
  (recovery).......................           (44%)           44%          (44%)
Expected provision for (recov-
  ery of) income tax...............       $(14,134)      $ 5,600       $(65,777)
Effect of foreign tax rate
  differences......................          2,816          (313)          (319)
Benefit of losses not recognized...          1,567           117          8,472
Realized benefit of prior years'
  losses and SR&ED carry
  forwards.........................         (1,120)       (3,350)          (385)
Repurchase of Moore Options........             --            --         20,860
Temporary differences for which
  no tax benefit was recognized....         12,557            59         37,103
Temporary differences for which
  no accounting benefit was
  recognized.......................         (6,120)         (649)            --
Non deductible restructuring
    costs..........................          1,372            --             --
Other items........................            510           226            239
                                       ============   ===========   ============
Provision for income taxes.........       $ (2,552)      $ 1,690       $    193
                                       ============   ===========   ============

     The primary temporary differences which gave rise to deferred taxes at April 30, 1999 and 1998 are:

                                                       Year ended April 30,
                                                 -------------------------------
                                                     1999              1998
                                                 -------------      ------------
                                                     (in thousands of Canadian
                                                              dollars)
Deferred tax assets:
Scientific research and experimental
  development expenditures....................    $   3,195         $   1,589
Net operating loss carryforwards..............       18,670            17,776
Depreciation and amortization.................          470                --
Provision for restructuring costs.............        3,331                --
In process research and development...........       31,147            31,147
                                                 -------------      ------------
                                                     56,813            50,512
Less, valuation allowance.....................      (49,153)          (43,895)
                                                 -------------      ------------
                                                      7,660             6,617
                                                 -------------      ------------

Deferred tax liabilities:
Investment tax credits........................        1,574               923
Depreciation and amortization.................        6,086             5,694
Marketing and distribution rights.............          164             4,450
                                                 -------------      ------------
                                                      7,824            11,067
                                                 =============      ============
Net deferred tax liability....................    $     164         $   4,450
                                                 =============      ============

     The valuation allowance for deferred taxes is required due to the Company's operating history and management's assessment of various uncertainties related to their future realization. Since the realization of deferred tax assets is dependent upon generating sufficient taxable income in the tax jurisdictions which gave rise to the deferred tax asset, the amount of the valuation allowance for deferred taxes may be reduced if it is demonstrated that positive taxable income in the various tax jurisdictions is sustainable.

10.  RELATIONSHIP WITH MOORE CORPORATION LIMITED

     The Company concluded an investment agreement with Moore in August 1994 under which Moore acquired 2,263,782 convertible preference shares, an option to purchase an additional 178,750 Common Shares of the Company, and a conditional option to acquire 7,726,375 Common Shares of the Company no later than December 30, 1999 subject to certain anti-dilution provisions (the "Moore Options"). In accordance with these anti-dilution rights, during the year ended April 30, 1996, Moore also acquired an option to acquire 116,216 Common Shares of the Company.

     On June 27, 1996, the Company entered into an agreement with Moore under which a subsidiary of the Company repurchased the Moore Options for consideration of US$34.0 million ($46.3 million), paid for through the issuance by the Company to Moore of 1,813,334 Common Shares and incurred additional expenses associated with the transaction of $749,000. The consideration paid for the options was determined by arm's length negotiation between the parties.

     During the year ended April 30, 1998, the Company reexamined its relationship with Moore and determined that Moore did not have a significant influence over the management and operating policies of the Company. Accordingly, transactions and balances with Moore for the year ended April 30, 1998 and subsequent years are not disclosed as related party transactions. For the year ended April 30, 1997 revenues from Moore were $5.8 million.

11.  COMMITMENTS

     As at April 30, 1999, the Company was committed under certain operating leases for rental of office premises and equipment as follows:


Years ending April 30, 2000                                          $5,554,000
                       2001                                          $4,934,000
                       2002                                          $5,671,000
                       2003                                          $5,448,000
                       2004 and beyond                              $21,827,000

     Total rent expense for the years ended April 30, 1999, 1998 and 1997 was $5.9 million, $3.6 million and $2.4 million respectively.

12.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

    The net change in operating components of working capital is comprised of:


                                                 Year ended April 30,
                                       -----------------------------------------
                                         1999             1998            1997
                                       -----------------------------------------
                                           (in thousands of Canadian dollars)
Decrease (increase) in:
Accounts receivable and term
  accounts receivable............       $(4,316)        $(8,582)      $(12,895)
Unbilled receivables.............         2,799          (3,902)        (1,177)
Inventory........................           (12)            (49)          (466)
Prepaid expenses and deferred
  charges........................          (468)            404        (1,710)
Taxes and investment tax credits
  recoverable....................        (1,575)           (728)          198

Increase (decrease) in:
Accounts payable.................         3,375            (254)           (71)
Accrued liabilities..............         6,013           4,041         (1,742)
Unearned revenue.................         3,266           2,201          3,576
                                        --------        --------      ---------
                                         $9,082         $(6,869)      $(14,287)
                                        ========        ========      ==========

13.  SEGMENTED INFORMATION

     In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" that was effective for fiscal years beginning after December 15, 1997. The Company adopted this new Statement in fiscal year 1999 and has restated all prior periods.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision maker in deciding how to allocate resources and assessing performance. The Company's chief decision maker is the Chief Executive Officer.

     The Company's reportable segments include Product, Consulting and Customer Support. The Product segment engages in business activities from which it earns license revenues from the Company's E-Process software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and when required, customizing products and designing automated processes to meet the customer's specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

     The accounting policies of the Company's operating segments are the same as those described in Note 1. The Company evaluates performance based on the contribution of each segment The Product segment costs include all costs associated with selling product licenses, consulting services, and customer support. The costs of the Consulting and Customer Support segments include all costs associated with the delivery of the service to the customer. Inter-segment revenues as well as charges such as depreciation and amortization, interest expense, and overhead allocation are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.


                                       Year ended April 30, 1999
                        --------------------------------------------------------
                                                       Customer
                         Product      Consulting       Support       Total
                        ------------ --------------  ------------ --------------

Revenues                   $ 66,662     $ 25,612      $ 21,938       $114,212
Costs                        43,756        8,843         3,904         56,503
                        --------------------------------------------------------
Contribution               $ 22,906     $ 16,769      $ 18,034         57,709
                        ==========================================
Research and development                                              (15,384)
Other expenses                                                        (43,509)
Provisions for restructuring costs                                    (30,503)
Recovery of income taxes                                                2,552
                                                                  --------------
Net Loss                                                             $(29,135)
                                                                  ==============

                                       Year ended April 30, 1998
                        --------------------------------------------------------
                                                      Customer
                         Product      Consulting      Support         Total
                        ------------ -------------- ------------ ---------------

Revenues                   $ 74,781     $ 18,959      $ 17,487       $111,227
Costs                        38,974        6,947         1,874         47,795
                        --------------------------------------------------------
Contribution               $ 35,807     $ 12,012      $ 15,613         63,432
                        ==========================================
Research and development                                              (10,620)
Other expenses                                                        (40,258)
Provision for income taxes                                             (1,690)
                                                                  --------------
Net income                                                           $ 10,864
                                                                  ==============

                                       Year ended April 30, 1997
                        --------------------------------------------------------
                                                      Customer
                         Product      Consulting      Support         Total
                        ------------ -------------- ------------ ---------------
Revenues                   $ 54,935     $ 12,442      $ 9,237        $ 76,614
Costs                        25,186        6,407        1,602          33,195
                        --------------------------------------------------------
Contribution               $ 29,749     $  6,035      $ 7,635          43,419
                                     =========== =============

Research and development                                               (7,422)
Other expenses                                                        (30,238)
Repurchase of Moore Option                                            (47,084)
In process research and development                                  (106,962)
Provision for income taxes                                               (193)
                                                                  --------------
Net Loss                                                           $ (148,480)
                                                                  ==============

     The following table details the revenue and assets attributable to Canada (the Company's country of domicile), the United States and all other foreign jurisdictions. The Company attributes revenue to geographic areas based on the location of the customer to which the products or services were sold.

                                 Year ended April 30,
                -------------------------------------------------------
                       1999               1998               1997
                ------------------ -----------------  -----------------
                Revenue    Assets  Revenue   Assets   Revenue  Assets
                          (in thousands of Canadian dollars)

Canada          $  6,584  $35,110  $ 15,637  $41,815  $ 9,418  $38,192
United States     72,616    3,299    65,915    4,343   44,764    3,930
Other             35,012    6,082    29,675   20,678   22,432   21,146
                --------  -------  --------  -------  -------  -------
                $114,212  $44,491  $111,227  $66,836  $76,614  $63,268
                ========  =======  ========  =======  =======  =======

14.  DELRINA ASSETS

     On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA.

     Under the asset purchase agreement, the Company will make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. This is a non-interest bearing obligation which was originally valued using a discount rate of 6%. The current estimated fair value of the Delrina obligation is approximately the same as that recorded in these consolidated financial statements.

     On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million; and
(ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at April 30, 1999, the Company believes that Delrina held no Common Shares of the Company.

     The consideration paid and the net assets acquired were as follows:

                                                               (in thousands
                                                            of Canadian dollars)
Assets acquired:
Tangible assets............................................       $    460
Trademarks, trade names and workforce......................          6,949
Technology.................................................          9,132
In process research and development........................        106,962
Accrued liabilities and unearned revenue...................         (3,194)
                                                                  =========
Original value of Delrina obligation.......................       $120,309
                                                                  =========


     The allocation of the purchase price is based on an independent valuation. The amount allocated to in process research and development related to the purchased Delrina technology which had not reached technological feasibility at the time of the acquisition. In accordance with SFAS No.2, this amount has been recorded as a charge to earnings in the period of the acquisition. The intangible assets acquired and the in process research and development are treated as capital assets for Canadian income tax purposes and can be used to reduce taxable income earned in Canada.

15.  PROVISION FOR RESTRUCTURING COSTS

     On March 17, 1999, the Corporation announced a restructuring plan directed at reducing costs. The key restructuring actions included:


o    Consolidation of management responsibilities and reduction in headcount.

o    Closure  of  redundant  facilities.

o Reduction in the carrying value of certain capital assets primarily related to past acquisitions.

o    Cancellation of certain commitments and other cost.

     The  following   table   summarizes  the  activity  in  the  provision  for
restructuring costs during the year:

                                               Other   Total   Non
                     Employee                  Cash    Cash    Cash      Total
                    Termination   Facilities   Costs   Costs   Costs   Provision
                    ------------------------------------------------------------
Restructuring
  provision.........  $5,252        $2,914     $726    $8,892  $21,611  $30,503
Cash payments.......  (1,175)          (36)    (207)   (1,418)      --   (1,418)
Non-cash items......      --            --       --        --  (21,611) (21,611)
                      ---------------------------------------- -----------------
Balance,
  April 30, 1999....  $4,077        $2,878     $519    $7,474  $    --  $ 7,474
                      ======================================== ======== ========
Long term balance...  $  500        $2,307     $418    $3,225  $    --  $ 3,225
                      ======================================== ======== ========

     Employee terminations totalled 105 and included 46 in sales and marketing, 40 in research and development, 12 in internal corporate services, and 7 in systems and consulting services.

     Facilities costs consisted primarily of $2.1 million related to the closure of the Company's UK facilities and $780,000 related to the closure of the Company's Toronto facility. The provision for redundant facilities includes management's best estimates and actual costs could differ from these estimates.

     Other cash costs related primarily to the cancellation of trade shows and other commitments.

     Non-cash costs include impairment losses of $21.6 million related to assets held for use. The losses are comprised of $16.7 million related to marketing and distribution rights, $3.1 million related to goodwill, and $1.9 million related to other capital assets.

     In accordance with SFAS 121 management reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the restructuring of the Company's operations, management will focus on its core products and traditional markets. As a result, the carrying value of certain of the Company's long-lived assets related to, among others, the Eclipse and Proactive acquisitions was higher than their fair value. Management used the discounted cash flows method to arrive at the estimated fair value of the assets.

     The cash costs of restructuring relating to facilities are payable over a period of 10 years. All other cash costs of restructuring are payable over the next two years.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted the SFAS No. 130, "Reporting Comprehensive Income" in 1999.

     In December 1998, the American Institute of Certified Public Accountants (AICPA) issued the SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The Company will adopt SOP 98-9 during the year ending April 30, 2000. The Company is currently studying the impact, if any, of such adoption on its future results of operations and financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the impact of SFAS 133 on the Company's financial disclosures is not known at this time, the Company will adopt SFAS 133 during the year ending April 30, 2001.

     In April, 1998, the AICPA issued SOP 98-5, "Reporting Costs of Start-Up Activities". This statement establishes accounting and reporting standards for start-up costs and organization costs. This SOP is effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year ending April 30, 2000.

17.  THE YEAR 2000

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

18.  SUBSEQUENT EVENTS

     In May 1999, the Company sold all of the Common and Preference Shares of its multimedia subsidiary, Why Interactive, to a third party for $6.4 million. The assets held by Why Interactive have been grouped as "Asset for sale".

19.  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' balances to conform to the current year's presentation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  Company is a "foreign  private  issuer"  and as such is not subject to section 16(a) of the Securities and Exchange Act of 1934.

    The following table sets forth certain information concerning the executive officers and directors of the Company:


Name                            Age    Title
--------------------------------------------------------------------------------
Abraham E. Ostrovsky.......     56   Chairman and Director
John B. Kelly..............     59   President and Chief Executive Officer and
                                     Director
James Bursey................    41   Senior Vice President & General Manager,
                                     Operations
Ted Capes..................     45   Vice President, Product Development and
                                     Customer Services
Jeffrey McMullen...........     39   Vice President Finance and Chief Financial
                                     Officer
Hugh Millikin..............     42   Senior Vice President, Asia/Pacific
Andrew Jackson.............     29   Senior Vice President, Marketing
Keith Sinclair.............     48   Vice President, Human Resources & Corporate
                                     Services
Deborah L. Weinstein.......     39   Secretary
John Gleed.................     53   Director
Thomas E. Hicks............     46   Director
Robert F. Allum............     53   Director
Eric R. Goodwin............     57   Director
Stephen A. Holinski........     52   Director
Graham C. Macmillan........     46   Director
Dennis B. Maloney..........     51   Director
John B. Millard............     60   Director
Donald J. Payne............     66   Director
Stanley A. Young...........     72   Director
Siegfried E. Buck..........     50   Director

     Mr. Ostrovsky joined the Company in August 1991 as Executive Vice President and Chief Operating Officer. He served as President and Chief Executive Officer from November 1991 to March 1994, and as the Company's Chairman and Chief Executive Officer from March 1994 to August 1995, when he resigned as the Company's Chief Executive Officer. He has served as a director of the Company since 1991. Mr. Ostrovsky was Chairman of the Board of Directors and Chief Executive Officer of Compressant Corporation from March 1996 to December 1997. Mr. Ostrovsky is a director of SEEC, Inc., Indigo N.V. and Net Manage.

     Mr. Kelly joined the Company in March 1994 as President and Chief Operating Officer, and was appointed Chief Executive Officer on August 24, 1995. Mr. Kelly has served as a director of the Company since 1988. Prior to joining the Company, he was President and Chief Executive Officer of Why Interactive Inc. (formerly DVS Communications Inc.), a multi-media based integrated learning systems company between 1985 and March 1994. Why Interactive Inc. was acquired by the Company on March 31, 1994.

     Mr. Bursey joined JetForm as Vice President of Services in May 1995. He was promoted to his current position in February 1999. Prior to joining the Company, Mr. Bursey was Managing Director Financial Services at SHL Systemhouse and Executive Director at Datacor Atlantic.

     Mr. Capes joined the Company in January 1999 as Vice President, Product/Program Management. In February 1999 he was promoted to Vice President, Product Development and Customer Services. Prior to joining the Company, Mr. Capes was Vice President of Public Carrier Networks at Nortel, where he had worked since 1988. Prior to that, he spent a number of years with Bell Canada.

     Mr. McMullen joined the Company in October 1994 as Controller. He was promoted to Vice President and Controller in June 1997, and to his current position in September 1998. Prior to joining the Company, Mr. McMullen was employed by Asea Brown Boveri Inc., the Canadian subsidiary of the ABB Group, a multinational provider of electro-technical equipment.

     Mr. Millikin joined the Company in February 1994, as president and CEO of JetForm Pacific Pty Limited. He was promoted to Senior Vice President Asia Pacific in May 1996. Prior to joining the Company Mr. Millikin was employed by Indigo Pacific as Managing Director.

     Mr. Jackson joined JetForm in 1989 on a part-time basis as an Application Developer. He joined the Company on a full time basis as Director, Customer Training in June 1992, and was then promoted to Product Manager in June 1996, to Vice President, Product Marketing in May, 1998, and finally, to his current position as Senior Vice President, Marketing in May 1999.

     Mr. Sinclair joined JetForm Corporation on May 19, 1999 as V. P. Human Resources & Corporate Services. Prior to joining the Company, Mr. Sinclair was Vice-President, Organizational Leadership & Development with Milltronics Limited, a Peterborough, Ontario based designer, manufacturer and marketer of electronic process measurement instrumentation.

     Ms. Weinstein has served as secretary of the Company since September 1993. Ms. Weinstein is a founding partner of LaBarge Weinstein, Canadian legal counsel to the Company. From February 1991 to January 1997, Ms. Weinstein was a partner with the law firm of Blake, Cassels & Graydon. Ms. Weinstein currently acts as a director of MOSAID Technologies Incorporated and AIT Advanced Information Technologies Corporation.

     Mr. Gleed is a founder of the Corporation and was its President from June 1982 until June 1990, when he was appointed to the position of Senior Vice President and Chief Technology Officer with the Corporation, which he held until his retirement on June 30, 1999. See "Termination of Employment" below. Mr. Gleed served as Chairman of the Board from June 1990 to March 1994.

     Mr. Hicks is a founder of the Corporation and served as a senior project manager from the Corporation's inception until September 1991, when he was appointed Vice President, Systems Engineering. In March 1994, he was appointed Vice President, Strategic Programs and became Vice President and Chief Information Officer in January 1997. In May 1998, he became Vice President--Group Product Manager for the Corporation's Output Products.

     Mr. Allum has served as a director of the Company since 1983. He is a founder of the Company and was Chairman of the Board from 1983 until June 1990, when he was appointed to the position of Executive Vice President -- Consulting Services, which he held until March 1994. From March 1994 until April 1996, Mr. Allum was the Company's Vice President--Special Projects. In April 1996, Mr. Allum resigned as an officer of the Company to take his current position as President of Tierra Communications Inc.

     Mr. Goodwin has served as a director of the Company since September 1996. He is a founder of Fulcrum Technologies Inc., a provider of text retrieval software, and was its President and Chief Executive Officer from 1990 until January 1997, when he became its Chairman and Chief Executive Officer. He is currently Chairman and Chief Executive Officer of Media Synergy Inc.

     Mr. Holinski has served as a director of the Company since 1995. He has been Executive Vice President and Chief Financial Officer of North American Gateway Inc. since May 1999. Prior to joining North American Gateway, he was the Senior Vice President and Chief Financial Officer of Moore Corporation Limited between May 1994 and May 1999. Prior to joining Moore, Mr. Holinski was Treasurer of Northern Telecom Ltd. from March 1994 until May 1994, and Vice President Product Finance from September 1993 until March 1994. Mr. Holinski was Vice President Finance with Northern Telecom Europe from January 1991 until September 1993.

     Mr. Macmillan has served as a director of the Company since 1994. Mr. Macmillan was a Director of Investment Banking at Richardson Greenshields of Canada Ltd. ("Richardson Greenshields") from 1989 to November 1996. Mr. Macmillan became a Vice President and Director of RBC Dominion Securities Inc. following the completion of the acquisition of Richardson Greenshields by RBC Dominion Securities Inc. in November 1996.

     Mr. Maloney has served as a director of the Company since 1994 and is currently President and Chief Executive Officer of Insurdata Inc. ("Insurdata"), a leading supplier of technology solutions to the health care industry. Prior to joining Insurdata in January 1997, Mr. Maloney spent 20 years with SHL Systemhouse Inc., most recently as President of the Global Outsourcing Division. Mr. Maloney began his career with IBM.

     Dr. Millard has served as a director of the Company since June 1998. Mr. Millard was President and Chief Executive Officer, and director of Mitel Corporation between 1993 and 1998. Prior to joining Mitel, Dr. Millard was Senior Vice President of NEC America from 1990 to 1993. Mr. Millard is a director of Mitel Corporation, Mosaid Technologies Incorporated, SiGe Microsystems and Positron Public Safety Systems.

     Mr. Payne has served as a director of the Company since 1995. He became the Chief Operating Officer of Bitwise Designs Inc. in 1996. Mr. Payne was President of the Air Courier Division, Federal Armored Express, Inc. from 1993 to 1996. From 1990 to 1993, he was President and Chief Executive Officer of Enable Software, Inc. In June 1996, Mr. Payne was elected to the Board of Directors of Flo Management Technologies, a developer of medical software, and effective October 1998, he became President, HealthCare Division.

     Mr. Young has served as a director of the Company since 1990. Mr. Young has been active as a consultant and venture capital investor for the past six years and has been Chairman, President and Chief Executive Officer of Young Management Group, Inc., a management consulting firm, since March 1994.

     Mr. Buck joined Moore Corporation in 1996. Prior to joining Moore, Mr. Buck was Group President of Bell Sports Corporation.

Committees of the Board of Directors

     There are two standing committees of the Board of Directors: the Audit Committee and the Compensation Committee. The Board of Directors does not have a Nominating Committee.

     The Audit Committee oversees the Company's financial reporting process and internal controls, and consults with management, internal accountants, and the Company's independent auditors on matters related to the annual audit of the Company and the internal controls, published financial statements, accounting principles and auditing procedures being applied. The Committee also reviews management's evaluation of the auditors' independence and submits to the Board of Directors its recommendations for the appointment of auditors. The members of the Audit Committee are Messrs. Holinski, Allum and Young.

     The Compensation Committee has administered the Company's 1990 Employee Stock Option Plan and 1993 Employee Stock Option Plan and currently administers the 1995 Stock Option Plan and the 1997 Employee Stock Purchase Plan. The Committee also consults generally with, and makes recommendations to, the Board of Directors on matters concerning executive compensation, including individual salary rates, supplemental compensation and special awards. The members of the Compensation Committee are Messrs. Allum, Macmillan and Payne.

Board and Board Committee Meetings

     During the fiscal year ended April 30, 1999, the Board of Directors held 8 meetings, the Audit Committee held 4 meetings and the Compensation Committee held 4 meetings. All Directors attended at least 75% of the aggregate of all meetings of the Board and all committees on which they served.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to the Chief Executive Officer, the four other most highly compensated executive officers of the Company and the two other former executive officers whose compensation would have been disclosed if they were still employed by the Company for the fiscal years ended April 30, 1999, 1998 and 1997:

                                                                    Long Term
                                                                   Compensation
                                               Annual Compenation     Awards
                                               ------------------- ------------
                                    Year
Name and                            ended                           Number of       Other
Principal Position                  April 30,  Salary(1)  Bonus(1)  Options(2)   Compensation(1)
------------------------------------------------------------------------------------------------
John B. Kelly                       1999       $455,000   $      -     84,600    $     -
  President and Chief               1998       $348,750   $111,019    190,000    $     -
  Executive Officer                 1997       $240,000   $      -     50,000    $     -

James Bursey                        1999       $229,628   $ 40,000     59,340    $10,000
  Senior Vice President             1998       $      -   $      -          -    $     -
  Operations                        1997       $      -   $      -          -    $     -

John Gleed(3)                       1999       $211,250   $      -     25,300    $10,000
  Senior Vice President and         1998       $202,500   $ 64,463     82,000    $     -
  Chief Technology Officer          1997       $150,000   $      -     20,000    $     -

Carlos Fox(4)                       1999       $220,000   $ 20,000          -    $11,000
  Senior Vice President             1998       $      -   $      -          -    $     -
  Marketing                         1997       $      -   $      -          -    $     -

Hugh Milliken                       1999       $177,333   $      -     16,600    $     -
  Senior Vice President             1998       $      -   $      -          -    $     -
  Business Development              1997       $      -   $      -          -    $     -

Philip Weaver(5)                    1999       $340,416   $      -          -    $46,620
  Former Executive Vice President   1998       $300,000   $ 95,500    152,000    $     -
  and Chief Operating Officer       1997       $230,000   $      -     35,000    $     -

Ian Fraser(6)                       1999       $220,000   $ 13,000          -    $11,000
  Former Senior Vice President      1998       $222,318   $ 47,750     35,000    $     -
  Sales                             1997       $ 43,750   $ 17,500     30,000    $     -

(1)  All references to "$" in this section are to Canadian dollars.
(2)  The Company has not issued any stock appreciation rights.
(3) Mr. Gleed was serving as an executive officer on April 30, 1999 but retired from the Corporation on June 30, 1999.
(4) Mr. Fox was serving as an executive officer on April 30, 1999, but his employment was terminated on June 30, 1999.
(5) Mr. Weaver's employment with the Corporation was terminated on February 19, 1999. This additional disclosure is provided as Mr. Weaver would have been included as part of the four most highly paid executive officers above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 1999.
(6) Mr. Fraser's employment with the Corporation was terminated on April 30, 1999. This additional disclosure is provided as Mr. Fraser would have been included as part of the four most highly paid executive officers above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 1999.

     The following table sets forth the stock options granted during the fiscal year ended April 30, 1999 to each of the Company's executive officers named in the Summary Compensation Table:


                                            1999 Stock Option Grants
-----------------------------------------------------------------------------------------------------------------
                                           % of total                                   Potential Realized Value
                               Shares       options                                      at Assumed Annual Rate
                             underlying    granted to   Exercise                             of Stock Price
                              number of    employees    Price per                          Appreciation over
                               options     in Fiscal      Share                             Option Term (3)
                                                                                        -------------------------
           Name                granted        1999      (in US$)         Expiry             5%           10%
           ----                -------        ----      --------         ------             --           ---
John B. Kelly                  84,600(1)       8.2%     3.813      April 6, 2003         104,485      225,013
                               63,550(2)       6.1%     3.813      April 6, 2000          18,210       36,420

John Gleed                     25,300(1)       2.4%     3.813      April 6, 2003          31,247       67,291

James Bursey                   59,340(1)       5.7%     3.813      April 6, 2003          73,288      157,828

Hugh Millikin                  16,560(1)       1.6%     3.813      April 6, 2003          20,452       44,045

Carlos Fox                       --            --          --              --               --           --

Ian Fraser                       --            --          --              --               --           --

Philip Weaver                    --            --          --              --               --           --

---------------
(1) Options are exercisable starting 6 months after the date of grant, with one-sixth of the shares becoming exercisable at that time and with an additional one-sixth of the option shares becoming exercisable on each successive six month period, with full vesting occurring on the third anniversary date. All options expire on the fourth anniversary date.
(2) Options are exercisable on date of grant and expire on the first anniversary of grant.
(3) The calculated potential realized value is expressed in Canadian dollars using the exchange rate in effect at the date of option grant.

Aggregate Option Exercises and Year-end Option Values

     The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realised on exercise during the fiscal year ended on April 30, 1999, by the Company's executive officers named in the Summary Compensation Table. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on April 30, 1999, and the aggregate gains that would have been realised had these options been exercised on April 30, 1999, even though the exercisable options were not exercised, and the unexercisable options could not have been exercised, on April 30, 1999.


                 Shares
                Acquired                    Number of Shares
                   on                          Covered by              Value of Unexercised
                Exercise                  Unexercised Options          in-the-money Options
                 duromg                    at April 30, 1999           at April 30, 1999(b)
                 Fiscal     Value       --------------------------   --------------------------
Name              1999    Realized(a)   Exercisable  Unexercisable   Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------
John B. Kelly    61,924   $1,190,133      225,218       192,932        $98,333       $130,904
John Gleed          -         -            66,335        70,965           -            39,147
James Bursey        -         -            59,334        84,006           -            91,818
Carlos Fox          -         -            40,334        27,666           -              -
Hugh Millikin       -         -            26,669        29,891           -            25,623
Philip Weaver     17,000     247,795      119,668        87,332           -              -
Ian Fraser          -         -            38,334        26,666           -              -

---------------
(a) Value is based on the closing price on the date of exercise less the exercise price and the closing exchange rate on the date of exercise.
(b) Value of exercisable and unexercisable options is based on the April 30, 1999, closing bid price of US$ 4.875 per share and exchange rate of US$1.00 'Cdn. $1.4570, less the exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

     The company does not maintain any long-term incentive plans.


Compensation of Directors

     The Board of Directors has determined for the year ended April 30, 1999 that each non-employee, non-Moore nominated director be paid $10,000 in director's fees, and be granted 10,000 options, one half of which vested immediately and one half of which vests on the first anniversary of grant. The Chairman of the Board was granted an additional 5,000 options with the same terms. Non-employee directors are reimbursed for their reasonable expenses incurred in attending Board and committee meetings.


Employment Agreements

     The Corporation has entered into employment agreements with John Kelly, Hugh Millikin, John Gleed, Carlos Fox, Philip Weaver and Ian Fraser, each of which, except as noted below, contain substantially similar provisions.

     Each employment agreement provides that the executive shall devote his full time and attention to performing his duties for the Corporation. In the event of termination by the executive for good reason (a material change in his responsibilities, a failure to maintain his compensation and benefits with industry standards, a material breach by the Corporation under the employment agreement, or the failure by the Corporation to have the employment agreement assumed by any successor to the Corporation), or by the Corporation for other than cause, death, disability or retirement, the Corporation will pay salary and vacation pay earned to the date of termination as well as a multiple of the executive's salary and up to $30,000 for job relocation (the "Termination Payments"). Except as noted below, the Corporation will also continue all granted options according to their terms. Either party may terminate the employment agreement on thirty days notice within 90 days of a change in control of the Corporation and if the Corporation does so, it shall be obligated to make the Termination Payments and all granted options shall become immediately exercisable if the executive is terminated by the Corporation within a year of the change in control. Each employment agreement provides that the executive maintain the confidentiality of the Corporation's confidential information indefinitely and further provides that the executive shall not compete with the Corporation nor solicit its employees for a certain period of time following termination (the "Non-compete Term").

     Mr. Kelly's Termination Payments are equal to three times his then current salary and up to $30,000 for job relocation expenses. His Non-compete Term is for three years.

     Mr. Millikin's Termination Payments are equal to one times his then current salary and up to $15,000 for job relocation expenses. His Non-compete Term is for one year. Mr. Millikin's options will continue to vest and be exercisable in accordance with their terms for a period of one year after termination by the Corporation for other than just cause, disability or death or for termination by executive for good reason.

     Mr. Gleed's Termination Payments are equal to 1.25 times his then current salary and up to $30,000 for job relocation expenses. His Non-compete Term is for 18 months.

     Mr. Fox's Termination Payments are equal to one times his then current salary and up to $15,000 for job relocation expenses. His Non-compete Term is for one year. Mr. Fox's options will continue to vest and be exercisable in accordance with their terms for a period of one year after termination by the Corporation for other than just cause, disability or death or for termination by executive for good reason.

     Mr. Weaver's Termination Payments are equal to two times his then current salary and up to $30,000 for job relocation expenses. His Non-compete Term is for two years.

     Mr. Fraser's Termination Payments are equal to one times his then current salary and up to $15,000 for job relocation expenses. His Non-compete Term is for one year. Mr. Fraser's options will continue to vest and be exercisable in accordance with their terms for a period of one year after termination by the Corporation for other than just cause, disability or death or for termination by executive for good reason.

     The Corporation entered into an employment agreement with James Bursey. For termination by the Corporation other than for serious misconduct, the Corporation shall provide the greater of six month's notice or the statutory requirement and reserves the option of paying the amount of salary Mr. Bursey would have earned during such period instead. For termination for serious misconduct, the Corporation may terminate without prior notice or salary in lieu of notice. Mr. Bursey may terminate on one month's notice.

Termination of Employment

     Effective February 19, 1999, Mr. Weaver's employment was terminated by the Corporation for other than cause, death or disability in accordance with the terms of his employment agreement.

     Effective April 30, 1999, Mr. Fraser's employment was terminated by the Corporation for other than cause, death or disability in accordance with the terms of his employment agreement.

     Effective June 30, 1999, Mr. Fox's employment was terminated by the Corporation for other than cause, death or disability in accordance with the terms of his employment agreement. Mr. Fox will provide five hours of consulting services per month from July 1, 2000 to December 31, 2000. In return, he may exercise all options that vest on or prior to December 31, 2000.

     Effective June 30, 1999, John Gleed retired from the Corporation. From July 1, 1999 to April 30, 2002, the Corporation will pay him a retainer of $7,500 per month for up to five days of work with additional time billed at $1,500 per day. Mr. Gleed's anticipated activities are strategic consulting and competitive analysis for the Corporation. The Corporation will continue his medical and life insurance coverage and the vesting of his granted stock options for so long as he continues to be a strategic consultant or director of the Corporation.

Directors' And Officers' Liability Insurance

     The  Company  presently   maintains   directors'  and  officers'  liability
insurance in the aggregate principal amount of US$10.0 million. The annual premium payable for this insurance during the year ended April 30, 1999, was $185,500. The by-laws of the Company generally provide that the Company shall indemnify a director or officer of the Company and certain other bodies corporate against liability incurred in such capacity to the extent permitted or required by the Canada Business Corporations Act. To the extent the Company is required to indemnify the directors or officers pursuant to the By-laws, the insurance policy provides that the Company is liable for the initial US$100,000 in the aggregate for each loss with respect to the insuring agreement.

Compensation  Committee  Interlocks and
Insider  Participation  in  Compensation
Decisions

     At April 30, 1999, the members of the Compensation Committee were Messrs. Allum, Macmillan and Payne, all non-employee directors of the Company. Graham C. Macmillan, a director of the Company and a member of the Compensation Committee, is a Vice President and Director of RBC Dominion Securities Inc., a provider of investment banking and other services to the Company. The Committee has a mandate to: (a) monitor compliance with legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of options, (c) recommend Chief Executive Officer and senior officer compensation,
(d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and (e) review levels of compensation generally for the Company. The Committee met three times in fiscal 1999 and acted by way of resolution on other occasions.

Report on Executive Compensation

     The philosophy of the Corporation in the determination of senior executive compensation is to encourage performance in order to expand the position of the Corporation in a highly competitive environment. For the year ended April 30, 1999, the process utilized by the Compensation Committee in determining executive officer compensation levels was based upon the Committee's subjective judgment and took into account both qualitative and quantitative factors. Among the factors considered by the Committee were the recommendations of the Chief Executive Officer with respect to the compensation of the Corporation's key executive officers. However, the Committee made the final compensation decisions concerning such officers. The Committee established the compensation payable for John B. Kelly, President and Chief Executive Officer. Mr. Kelly then recommended, subject to the Committee's review and the Board's approval, the compensation payable to the other executive officers.

     The Committee's fundamental policy is to offer the Corporation's executive officers competitive compensation opportunities based upon overall Corporation performance, their individual contribution to the financial success of the Corporation, and their personal performance. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Corporation's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package comprises three elements: (i) base salary, which is established primarily on the basis of individual performance and market considerations; (ii) annual variable incentive compensation awards payable in cash and tied to the Corporation's achievement of financial performance goals and the executive's contribution and, (iii) stock option grants at market price which strengthen the mutuality of interests between the executive officers and the shareholders. In general, under the terms of the stock option plan, options must be exercised within a period of five years from the date of the grant. All options granted terminate 30 days after termination of employment unless otherwise determined by the Chief Executive Officer, or as provided in an executive's employment agreement.

Performance Graph

     The Common Shares of the Company began trading on the NASDAQ Small Cap Market System in April 1993. The following graph compares the yearly percentage return since April 30, 1993 on the Company's Common Shares, compared with the percentage change in the NASDAQ index of all US and foreign issues and the NASDAQ index of computer and data processing companies.

                                                                Apr-94    Apr-95    Apr-96     Apr-97    Apr-98    Apr-99
Common shares of the Company                                       34%      173%      326%       229%      345%        4%
NASDAQ index of US and Foreign issues                              11%       27%       79%        92%      187%      281%
NASDAQ index of Computer and Data Processing companies             10%       56%      134%       160%      305%      520%

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares as of July 26, 1999: (i) by each person who is known by the Company to own beneficially more than five percent of the outstanding Common Shares, (ii) by each director and executive officer of the Company and (iii) by all directors and executive officers of the Company as a group at any time during fiscal year ended April 30, 1999. There is no family relationship between any directors or executive officers of the Corporation.

                                     Number of Shares       Percentage of Shares
Beneficial Owner(1)                 Beneficially Owned       Beneficially Owned

Directors and Executive Officers
Robert F. Allum(2).................       209,977                  1.08%
John Gleed(3)......................       250,142                  1.28%
Eric R. Goodwin(4).................        18,667                      *
Thomas E. Hicks(5).................       194,892                  1.00%
Stephen A. Holinski................         2,000                      *
John B. Kelly(6)...................       455,384                  2.31%
James Bursey(7)....................        63,334                      *
Jeffrey McMullen(8)................        22,041                      *
Hugh Millikin(9)...................        45,685                      *
Graham C. Macmillan(10)............        20,867                      *
Dennis B. Maloney(11)..............        23,667                      *
John B. Millard(12)................         8,334                      *
Abraham E. Ostrovsky(13)...........       151,312                      *
Donald J. Payne(14)................        43,167                      *
Deborah L. Weinstein(15)...........        30,167                      *
Stanley A. Young(16)...............       177,284                      *
Siegfried E. Buck..................            --                      *
Ted Capes..........................         5,300                      *
Andrew Jackson(17).................         6,987                      *
Keith Sinclair.....................         4,000                      *
All directors and executive
  officers (18)                         1,774,919                  8.81%
5% Shareholders
Moore Corporation Limited(19)......     2,558,748                 12.79%
TAL Investment Counsel(20) ........     1,756,600                  9.03%
---------------
*    Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 26, 1999, whether pursuant to the exercise of options, conversion of securities or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options (and, in the case of Moore, convertible Preference Shares) that are held by such person (but not those held by any other person) and which are exercisable (or convertible) within 60 days of July 26, 1999, have been exercised. Unless otherwise noted in the footnotes below, the Company believes all persons named in the table have sole voting power and investment power with respect to all Common Shares beneficially owned by them. Statements as to securities beneficially owned by directors, nominees for directors and executive officers, or as to securities over which they exercise control or direction, are base upon information obtained from such directors, nominees and executives and from records available to the Corporation.
(2) Includes 61,029 common shares owned by Mr. Allum's spouse. Also includes 16,667 common shares subject to options. Mr. Allum disclaims any beneficial interest in shares owned by his spouse.
(3) Includes 100,000 common shares owned by two holding companies controlled by Mr. Gleed for the benefit of is children. Also includes 73,001 common shares subject to options. Also includes 5,000 common shares and 11,986 common shares subject to options owned by Mr. Gleed's spouse. Mr. Gleed disclaims any beneficial interest in such common shares and options owned by his spouse.
(4)  All common shares subject to options.
(5) Includes 82,268 common shares owned by Mr. Hicks' spouse. Also includes 31,334 common shares subject to options. Also includes 5,675 common shares subject to options owned by Mr. Hicks' spouse. Mr. Hicks disclaims any beneficial interest in such common shares and options owned by his spouse.
(6)  Includes 241,884 common shares subject to options.
(7)  All common shares subject to options.
(8)  Includes 21,333 common shares subject to options.
(9)  Includes 30,002 common shares subject to options.
(10) Includes 18,667 common shares subject to options.
(11) Includes 18,867 common shares subject to options.
(12) Includes 3,334 common shares subject to options.
(13) Includes  35,000  common shares owned by two trusts  (17,500  common shares each) of which Mr. Ostrovsky is the trustee, for the benefit of Mr. Ostrovsky's two children. Also includes 53,000 common shares subject to options.
(14) Includes 32,667 common shares subject to options.
(15) Includes 16,667common shares subject to options.
(16) Includes 19,200 common shares owned by the SAY Family Limited Partnership of which Mr. Young is one of the general partners and in which Mr. Young holds a 20% beneficial interest. Also includes 50,617 common shares owned by Mr. Young's spouse. Mr. Young disclaims any beneficial interest in the common shares owned by his spouse. Also includes 76,800 common shares owned by the Stanley Young Trust. Also includes 6,667 common shares subject to options.
(17) All common shares subject to options.
(18) Includes common shares indirectly owned and 670,539 common shares that may be acquired upon exercise of options as described in footnotes (2) - (17). Excludes the 2,558,748 common shares beneficially owned by Moore Corporation Limited, which are also deemed to be beneficially owned by Mr. Buck, a director of the Corporation, by virtue of the fact that he is an officer of Moore Corporation Limited. The beneficial ownership of such common shares by Moore Corporation limited is set forth above. Also includes 1,378 common shares and 40,334 common shares subject to options owned by Carlos Fox who was terminated on June 30, 1999.
(19) Includes 1,992,084 common shares, 450,448 convertible preference shares which are convertible at any time into 450,448 common shares, subject to anti-dilution provisions, and 116,216 common shares subject to options.
(20) The Business address of TAL Investment Counsel Ltd. Is 1000, de la Gauchetiere West, Suite 3100, Montreal, Quebec, H3B 4W5.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company concluded an investment agreement with Moore in August 1994 under which Moore acquired 2,263,782 convertible preference shares (the "Preference Shares") representing approximately 18.5% of the Company's common share equivalents then outstanding for net proceeds of approximately $24.8 million. Moore also acquired an option to purchase 178,750 Common Shares of the Company for a price of US$8.25 per share (the "Special Options") and a conditional option to acquire 7,726,375 Common Shares of the Company no later than December 30, 1999, at prices ranging from US$15.00 per share to US$20.00 per share, subject to certain anti-dilution provisions (the "Moore Options"). In accordance with these anti-dilution rights, during the year ended April 30, 1996, Moore also acquired an option to acquire 116,216 Common Shares of the Company at US$16.50 per share.

     In June 1996, the Company negotiated the repurchase of the Moore Options in order to eliminate the perceived dilutive effect of the Moore Options on the price of the Company's Common Shares. As a result, on June 27, 1996, the Company entered into an agreement with Moore under which a subsidiary of the Company repurchased the Moore Options for consideration of US$34.0 million ($46.3 million), paid for through the issuance by the Company to Moore of 1,813,334 Common Shares and incurred additional expenses associated with the transaction of $749,000. The consideration paid for the options was determined by arm's length negotiation between the parties. Subsequently, Moore sold to various third parties 1,813,334 of its Preference Shares which were converted into an equal number of Common Shares and Moore exercised the Special Options to acquire 178,750 Common Shares at US$8.25 per share. As a result of the foregoing, at April 30, 1999, Moore held 1,992,084 Common Shares, 450,448 Preference Shares and options to purchase 116,216 Common Shares, or approximately 12% of all outstanding Common and Preference Shares on a fully diluted basis.

     The Company and Moore also entered into a long-term strategic alliance in August 1994, under which sales of the Company's products and services in certain vertical markets would be focused through Moore. Moore also committed to make certain minimum purchases from the Company of E-Forms products for resale. The Company and Moore amended the terms of the strategic alliance as of June 27, 1996, April 30, 1997, and April 30, 1998. Pursuant to the amended strategic alliance, effective January 1, 2000, Moore will relinquish exclusive marketing rights in all vertical markets and non-exclusive marketing and distribution rights to all markets worldwide. The amended strategic alliance continues to provide for the promotion by Moore and the Company of each other's forms automation solutions. Under the amended strategic alliance, Moore is committed to make purchases of the Company's products for resale of US$1.0 million in each of calendar years 1998 through 2003.

     Certain other agreements entered into with Moore in August 1994 were also amended and restated as at June 27, 1996. As long as Moore beneficially owns at least 10% of the outstanding common and preference shares of the Company, Moore is entitled to nominate two directors to the Company's board of directors and as long as Moore beneficially owns at least 5% of the outstanding common and preference shares of the Company, Moore is entitled to nominate one director to the Company's board of directors. For purposes of calculating Moore's beneficial ownership, any common shares issued after June 27, 1996, pursuant to the exercise of options or other rights granted after such date pursuant to employee stock plans are treated as not outstanding. Certain insiders have agreed to vote their shares in favor of Moore's nominees for election to JetForm's board of directors. So long as Moore owns not less than 10% of the outstanding common and preference shares, Moore continues to be entitled to a pre-emptive right with respect to issuances by the Company of additional equity shares or shares convertible into equity shares, although the pre-emptive right does not apply to securities issued by the Company pursuant to employee stock purchase or stock option or other employee stock incentive plans. Prior to conversion, each preference share is entitled to one vote and is to vote with the common shares as a single class; provided, that if at any time Moore's beneficial ownership of common and preference shares is less than 15% of the outstanding common and preference shares, Moore has agreed to vote its preference shares as directed by the Company, with certain exceptions.

     The Company and Moore have also entered into a Registration Rights Agreement pursuant to which Moore may require the Company to register Common Shares issued upon conversion of the Preference Shares or exercise of the options (a "Demand Registration") under the Securities Act of 1933 (the "Act"), subject to certain limitations. Moore will be entitled to require up to three Demand Registrations at any time, one of which must be paid for by the Company, and participate in any other registration of the Company's securities under the Act, subject to certain limitations. Moore may publicly sell any Common Shares registered under the Act.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following  Financial  Statements are filed as part of this report under
Item 8 "Financial Statements and Supplementary Data".

                  Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

(a)  2. Financial Statement Schedule

     The following financial statement schedule is filed as part of this report:

          Schedule V      Valuation and Qualifying Accounts

     All other schedules are omitted as they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

Exhibit

Number         Description

3.1(1)         Certificate of Incorporation of Registrant, as amended
3.2(1)         By-laws of Registrant, as amended
10.1(1)        Form of  Underwriter's  Warrant  Agreement.  (this  Agreement was executed  by the  parties  without  material  change on April 21,
               1993.)
10.2(1)        Consulting Agreement,  dated June 1, 1990, between the Registrant and Stanley A. Young
10.3(l)        Form of Consulting  Agreement  between the  Registrant  and Whale
               Securities  Co., L.P. (This Agreement was executed by the parties without material change on April 28, 1993.)
10.4.1(3)      Investment  Agreement dated June 10, 1994, between the Registrant and Moore Corporation Limited
10.4.2(6)      Agreement  to amend  Investment  Agreement  dated  June 27,  1996 between the Registrant and Moore Corporation Limited
10.5.1(3)      Form  of  Option   Agreement  to  be  entered  into  between  the
               Registrant and Moore Corporation Limited
10.5.2(6)      Assignment of Option Agreement between Moore Corporation  Limited and  3272303  Canada  Inc.,  a  wholly-owned  subsidiary  of  the
               Registrant
10.6.1(5)      Strategic  Alliance  Agreement  dated August 11, 1994 between the
               Registrant and Moore Corporation Limited
10.6.2(8)      Agreement to amend the Strategic  Alliance  Agreement  dated June
               27, 1996 between the Registrant and Moore Corporation Limited
10.6.3(8)      Amendment to the  Strategic  Alliance  Agreement  dated April 30,
               1998, between the Registrant and Moore Corporation Limited.
10.6.4(11)     Amendment to the  Strategic  Alliance  Agreement  dated April 30,
               1999, between the Registrant and Moore Corporation Limited.
10.7.1(6)      Consulting Agreement dated August 24, 1995 between the Registrant and Abraham Ostrovsky
10.8(5)        Employment  Agreement dated August 11,1994 between the Registrant and John  Gleed
10 9(1)        Lease of Space in Watermill Center, Waltham,  Massachusetts dated
               September 30, 1992
10.10(2)       Lease dated as of February 1, 1993,  between the  Registrant  and
               Arnon  Development  Corporation  and Baix  Developments  Inc. for
               Ottawa, Canada facility
10.11(4)       Form of Amendment to Lease to be entered into between  Registrant and Arnon Development  Corporation Limited and Baix Developments,
               Inc.
10.12(5)       Letter  Agreement  dated  June  1995  between  Arnon  Development
               Corporation and the Registrant
10.13(4)       Lease dated April 24, 1991 between Arnon Development  Corporation and Baix  Developments,  Inc. and CCC Cable Consumer  Channel Inc
               (d/b/a Why Interactive) and amendment dated June 28, 1991.
10.14(4)       Agency Agreement between the Registrant,  Selling Shareholders of the Registrant and Richardson Greenshields of Canada Limited.
10.15(5)       Employment Agreement dated August 1994 between the Registrant and
               Lynne Boyd
10.16(5)       Employment Agreement dated August 1994 between the Registrant and
               Philip Weaver
10.17(5)       Employment Agreement dated August 1994 between the Registrant and
               John Kelly
10.18(1)       Registrant's 1990 Employee Stock Option Plan
10.19(l)       Registrant's 1993 Employee Stock Option Plan
10.20(5)       Registrant's 1995 Employee Stock Option Plan
10.21(7)       Credit Facility dated October 25, 1996 between the Registrant and
               Royal Bank of Canada
10.21.1(11)    Credit Facility dated October 14, 1997 between the Registrant and
               Royal Bank of Canada
10.21.2        Credit  Facility  dated April 7, 1999 between the  Registrant and
               Royal Bank of Canada
10.22(7)       Receivables Purchase Agreement and Amendment Agreement dated July
               31, 1996,  between the  Registrant  and Royal Bank Export Finance
               Co. Ltd.
10.23(9)       Amendment to the Asset Purchase Agreement dated February 12, 1998 between the Registrant and Delrina Corporation
10.24(11)      Registrant's 1997 Employee Stock Purchase Plan
10.25(10)      Registrant's  Shareholder  Rights Plan  Agreement  dated June 25,
               1998
10.26(11)      Underwriting  Agreement  between the  Registrant and RBC Dominion
               Securities  Inc.,  Midland  Walwyn  Capital  Inc.,  Goldman Sachs
               Canada and TD Securities Inc. dated April 2, 1998.
10.27          Amendment  dated  September 28, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Gleed
10.28          Amendment  dated  September 26, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Kelly
10.29          Amendment  dated  September 25, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and Phil Weaver
10.30          Employment   Agreement  dated  September  22,  1998  between  the
               Registrant  and  Carlos  Fox
10.31          Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and Ian Fraser
10.32          Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and James Bursey
10.33          Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and Hugh Millikin
10.34          Termination   Agreement  dated  February  19,  1999  between  the
               Registrant and Phil Weaver
10.35          Termination Agreement dated April 29, 1999 between the Registrant and Ian Fraser
10.36          Termination  Agreement  dated June 1, 1999 between the Registrant and Carlos Fox
21.1(6)        Subsidiaries of the Registrant
23.0           Consent of PricewaterhouseCoopers LLP

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form SB-2 (no. 33-47864-B) (previously filed on Form S-18) filed on May 12, 1992, and amended on March 5, 1993, and April 19, 1993, which Registration Statement became effective April 20, 1993.
(2) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-KSB for the fiscal year ended April 30, 1993.
(3) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K dated June 10, 1994.
(4) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-KSB for the fiscal year ended April 30, 1994.
(5) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-KSB for the fiscal year ended April 30, 1995.
(6) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended April 30, 1996.
(7) Incorporated by reference to the exhibits filed with the Registrant's Statement on Form S-1 (no. 333-6368) (originally filed on Form S-3) filed on April 30,1997, as amended on March 3, 1997 and March 17, 1997, which Registration Statement became effective on March 19, 1997.
(8) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended April 30, 1997.
(9) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-Q for the three months ended January 31, 1998.
(10) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K, filed July 23, 1998.
(11) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended April 30, 1998.

(b)  Reports on Form 8-K

     During the year ended April 30, 1999, the Company filed the following Reports on From 8-K and Form 8-K/A:

     1. Reports on Form 8-K, dated July 23, 1998, with respect to the Company's Shareholder Rights Plan Agreement dated June 25, 1998.

     Our report on the financial statements of JetForm Corporation is included in Item 8 of their Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule V listing in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considering in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers, LLP
Chartered Accountants
Ottawa, Ontario
June 22, 1999

                               JETFORM CORPORATION

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for doubtful accounts     (in thousands of
                                   Canadian dollars)

Balance as at April 30, 1996       $   462
Bad debt expense for the year          681
Write-off/adjustments                 (408)
                                   --------
Balance as at April 30, 1997           735
Bad debt expense for the year        1,045
Write-off/adjustments                 (381)
                                   --------
Balance as at April 30, 1998         1,399
Bad debt expense for the year        2,528
Write-offs/adjustments              (2,003)
                                   --------
Balance as at April 30, 1999       $ 1,924
                                   =======

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JetForm Corporation


Dated:  July 24, 1999                   /s/ John B. Kelly
-----------------------------------     ----------------------------------------
                                        John B. Kelly
                                        President and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Abraham Ostrobsky                   /s/ Jeffrey McMullen
-----------------------------------     ----------------------------------------
Abraham Ostrovsky                       Jeffrey McMullen
Chairman and Director                   Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

/s/ John Gleed                       /s/ Stanley A. Young
-----------------------------------  -------------------------------------------
John Gleed                           Stanley A. Young
Director                             Director

/s/ Eric R. Goodwin                  /s/ Thomas E. Hicks
-----------------------------------  -------------------------------------------
Eric R. Goodwin                      Thomas E. Hicks
Director                             Director

/s/ Robert F. Allum                  /s/ Deborah L. Weinstein
-----------------------------------  -------------------------------------------
Robert F. Allum                      Deborah L. Weinstein
Director                             Secretary

/s/ Graham C. Macmillan              /s/ Stephen A. Holinski
-----------------------------------  -------------------------------------------
Graham C. Macmillan                  Stephen A. Holinski
Director                             Director

/s/ Donald J. Payne                  /s/ Dennis B. Maloney
-----------------------------------  -------------------------------------------
Donald J. Payne                      Dennis B. Maloney
Director                             Director

/s/ John B. Millard                  /s/ Siegfried E. Buck
-----------------------------------  -------------------------------------------
John B. Millard                      Siegfried E. Buck
Director                             Director