Form 10-Q
period 1999-07-31
JETFORM CORP
filed 1999-09-13
CIK 887614

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999


-------- TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to _________

         Commission file number 1-111898


                               JETFORM CORPORATION
               (exact name of registrant as specified in its charter)


         Canada                                                  N/A
(state or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


                               560 Rochester Street
                         Ottawa, Ontario K1S 5K2, Canada
                    (Address of principal executive offices)

                                (613) 230-3676
               Registrant's telephone number (including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X               No




                      APPLICABLE ONLY TO CORPORATE ISSUERS
              The number of the issuer's Common Shares outstanding
                        on September 03, 1999: 19,449,732

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as at July 31, 1999, and            3
          April 30, 1999

          Consolidated  Statements of Operations for the three month      4
          periods ended July 31, 1999 and July 31, 1998

          Consolidated  Statements of Comprehensive Income for the        5
          month periods ended July 31, 1999 and July 31, 1998

          Consolidated Statements of Cash Flows for the three month       6
          periods ended July 31, 1999 and July 31, 1998

          Notes to Consolidated  Financial Statements                     7

 Item 2.  Management's Discussion and Analysis of Financial              12
           Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                               21



     This Quarterly Report on Form 10-Q ("Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Item 2 of
Part I and Item 1 of Part II hereof, as well as within this Report generally. In addition, when used in the Report, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of changes in technology, changes in industry standards, new product introduction by competitors, increased participation in the enterprise software market by major corporations and other matters set forth in this Report. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

             (in thousands of Canadian dollars except share amounts)


                                                July 31,              April 30,
                                                  1999                  1999
                                                --------              ---------
                                     ASSETS

Current assets
Cash and cash equivalents.....................   $ 43,450              $ 47,262
Accounts receivable (Note 2)..................     27,395                29,274
Term accounts receivable (Note 2).............     12,708                13,486
Unbilled receivables..........................      4,745                 3,455
Inventory.....................................      1,050                 1,139
Investment tax credits recoverable............      1,310                 1,310
Prepaid expenses and deferred charges.........      3,521                 3,727
Asset held for sale ..........................         --                 3,417
                                                 ----------           ----------
                                                   94,179               103,070
Term accounts receivable (Note 2).............      4,183                 6,090
Investment tax credits recoverable............      3,514                 3,218
Convertible debenture.........................      2,625                    --
Fixed assets (Note 3).........................     18,093                18,620
Other assets (Note 3).........................     25,396                25,871
                                                 ==========           ==========
                                                 $147,990              $156,869
                                                 ==========           ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable..............................    $ 6,199               $ 7,874
Accrued liabilities...........................     14,961                15,656
Unearned revenue..............................     11,724                12,463
Term loan (Note 4)............................      9,998                    --
Current portion of Delrina
obligation (Note 5)...........................     15,869                22,023
                                                 ----------           ----------
                                                   58,751                58,016
Deferred income taxes (Note 6)................        171                   164
Accrued liabilities Note 7)...................      2,842                 3,225
Term loan (Note 4)............................         --                 9,998
Delrina obligation (Note 5)...................         --                   536
                                                 ----------           ----------
                                                   61,764                71,939
                                                 ----------           ----------

Shareholders' equity
Capital stock (Issued and outstanding
 -- 19,442,201 Common Shares and 450,448
Preference Shares at July 31, 1999;
19,421,428 Common Shares and 450,448
Preference Shares at April 30, 1999) .........    247,259               247,119
Cumulative translation adjustment.............        734                (1,052)
Deficit.......................................   (161,767)             (161,137)
                                               -----------            ----------
                                                   86,226                84,930
                                               -----------            ----------
                                               $  147,990             $ 156,869
                                               ===========            ==========


                  (the accompanying notes are an integral part
                   of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

      (in thousands of Canadian dollars except share and per share amounts)


                                                Three Months Ended July 31,
                                          --------------------------------------

                                                 1999                    1998
                                              ----------              ----------

Revenues
Product................................    $   11,938                $  21,869
Service................................        11,110                   10,773
                                              ----------              ----------
                                               23,048                   32,642
                                              ----------              ----------
Costs and expenses
Cost of product.........................        2,111                    1,938
Cost of service.........................        3,390                    4,196
Sales and marketing.....................       11,464                   12,275
General and administrative..............        2,570                    2,577
Research and development................        3,742                    3,356
Depreciation and amortization...........        2,535                    2,779
Gain on sale of assets..................       (1,813)                      --
                                              ----------              ----------
                                               23,999                   27,121
                                              ----------              ----------
Operating income (loss) ................         (951)                   5,521
Interest and other income...............          497                    1,243
                                              ----------              ----------
Income (loss) before taxes..............         (454)                   6,764
Provision for income taxes (Note 6).....          176                    1,023
                                              ==========              ==========
Net income (loss).......................     $   (630)                $  5,741
                                              ==========              ==========
Basic income (loss) per share
Net income (loss) per share.............    $   (0.03)                $    0.29
Weighted average number of shares.......   19,878,424                19,732,706
Fully diluted income (loss) per share
Net income (loss) per share.............    $   (0.03)                $    0.28
Weighted average number of shares.......   19,878,424                20,700,487


                  (the accompanying notes are an integral part
                   of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                       (in thousands of Canadian dollars)


                                                 Three months ended July 31,
                                             -----------------------------------

                                                 1999                   1998
                                            ---------------       --------------


Net income (loss).......................      $  (630)               $  5,741
Other comprehensive income (loss):
Cumulative translation adjustment.......        1,786                      --
                                            ===============       ==============
Comprehensive income (loss).............     $  1,156                $  5,741
                                            ===============       ==============


                (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                       (in thousands of Canadian dollars)



                                                  Three Months Ended July 31,
                                          --------------------------------------
                                                 1999                  1998
                                          ----------------      ----------------

Cash provided from (used in):
Operating activities
Net income (loss).......................       $  (630)              $  5,741
Items not involving cash:
 Depreciation and amortization..........         3,542                  3,419
 Deferred income taxes..................             7                    (96)
 Other non cash items...................          (839)                    --
Net change in operating components
 of working capital.....................         3,198                 (8,784)
                                           ---------------      ----------------
                                                 5,278                    280
                                           ----------------     ----------------
Investing activities
Purchase of fixed assets................        (1,169)                (1,781)
Increase in other assets................        (1,371)                (1,604)
                                            ----------------    ----------------
                                                (2,540)                (3,385)
                                            ----------------    ----------------
Financing activities
Proceeds from issuance of shares........           140                   2,064
Repayment of Delrina obligation.........        (6,690)                (13,752)
                                            ----------------    ----------------
                                                (6,550)                (11,688)
                                            ----------------    ----------------
Decrease in cash and cash
 equivalents............................        (3,812)                (14,793)
Cash and cash equivalents, beginning
 of period..............................        47,262                  91,604
                                            ----------------    ----------------
Cash and cash equivalents, end of
 period................................     $   43,450              $   76,811
                                            ================    ================




             (the accompanying notes are an integral part of these
                       consolidated financial statements)

                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.     BASIS OF PRESENTATION

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), and Why Interactive Inc. ("Why Interactive"). Why Interactive was sold to a third party effective May 1, 1999. JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company." The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary to a fair statement of results for these interim periods.




2.    ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $1.8 million at July 31, 1999 and $1.9 million at April 30, 1999.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its current net cost of borrowing at the time the revenue is recorded. For the three months ended July 31, 1999, the average discount rate used was 4.5%. Under an irrevocable commitment to purchase product the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

     The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at July 31, 1999 and April 30, 1999 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $4.2 million and $6.1 million, respectively.

     The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.




                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.    FIXED ASSETS AND OTHER ASSETS

     The Consolidated Balance Sheet includes the following amounts:

                                         July 31, 1999           April 30, 1999
                                       -----------------        ----------------
                                           (in thousands of Canadian dollars)

 Accumulated depreciation and
 amortization included in fixed
 assets                                   $  17,732                 $  16,027
                                       =================        ================

 Accumulated  amortization
 included  in  other  assets              $  19,446                 $  17,600
                                       =================        ================



4.    FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

     The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at July 31, 1999 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$7.0 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on June 30, 2000; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at July 31, 1999, the Company had drawn down the $10 million term loan facility and fixed the interest rate until October 18, 1999 at 6.24%. The Company had no borrowings against its revolving line of credit as at July 31, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     JetForm hedges its U.S. dollar net asset or liability position to reduce its exposure to currency fluctuations. To achieve this objective, JetForm primarily enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore, does not anticipate non-performance by these counterparties. JetForm does not enter into foreign exchange forward contracts for speculative or trading purposes. Gains and losses on these forward exchange contracts are recognized and included in income as realized and offset against foreign exchange gains and losses on the underlying net asset or liability position. As at July 31, 1999, JetForm had a foreign exchange forward contract outstanding to sell $10 million U.S. dollars at $1.5034 per U.S. dollar. As at July 31, 1999, the approximate fair value of this forward contract was nil .

5.  DELRINA OBLIGATION

     On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA.

                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Under the asset purchase agreement, the Company will make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at July 31, 1999, the Company believes that Delrina held no Common Shares of the Company.

     The current estimated fair value of the Delrina obligation is approximately the same as that recorded in these consolidated financial statements.


6.   INCOME TAXES

     As at July 31, 1999, the Company had net deferred tax assets of $56.8 million, the principle components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of
49.2 million has been applied.


7.  PROVISION FOR RESTRUCTURING COSTS

    On March 17, 1999, the Corporation announced a restructuring plan directed at reducing costs. The key restructuring actions included:

    - Consolidation of management responsibilities and reduction in headcount.
    - Closure of redundant facilities.
    - Reduction in the carrying value of certain capital assets primarily related to past acquisitions.
    - Cancellation of certain commitments and other costs.

    The  following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the three months ended July 31, 1999:


                            Employee                                     Total
                           Termination    Facilities     Other        Provision
                          -------------   -----------  ----------    -----------


Balance, April 30, 1999..  $  4,077      $  2,878       $  519        $   7,474
Cash payments............    (1,222)         (280)         (56)          (1,558)
                           ==========   ===========    ==========    ===========
Balance, July 31, 1999...  $  2,855      $  2,598       $  463        $   5,916
                           ==========   ===========    ==========    ===========

                           ==========   ===========    ==========    ===========
Long term balance......... $    375      $ 2,135        $ 332         $   2,842
                           ==========   ===========    ===========   ===========

     During the three months ended July 31, 1999 the Company made cash payments of approximately $1.6 million relating to the provision for restructuring costs recorded in fiscal year 1999. This included

                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     $1.2 million in salary continuance for terminated employees, $280,000 in rent for the Company's vacant office space in Toronto and the UK, and $56,000 in other miscellaneous costs.


8.    SEGMENTED INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision maker in deciding how to allocate resources and assessing performance. The Company's chief decision maker is the Chief Executive Officer.

     The Company's reportable segments include Product, Consulting, and Customer Support. The Product segment engages in business activities from which it earns license revenues from the Company's E-Process software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

     The Company evaluates performance based on the contribution of each segment. The Product segment costs include all costs associated with selling product licenses, consulting services, and customer support. The costs of the Consulting and Customer Support segments include all costs associated with the delivery of the service to the customer. Inter-segment revenues as well as charges such as depreciation and amortization, interest expense, and overhead allocations are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.

    The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                          Three months ended July 31,
                                  ----------------------------------------------
                                          1999                       1998
                                  -------------------      ---------------------
Product
  Revenues                             $  11,938                  $  21,869
  Costs                                    8,916                     10,037
                                  -------------------      ---------------------
  Contribution                             3,022                     11,832
                                  -------------------      ---------------------

Consulting
  Revenues                             $   5,775                  $   6,012
  Costs                                    2,418                      3,473
                                  -------------------      ---------------------
  Contribution                             3,357                      2,539
                                  -------------------      ---------------------

Customer Support
  Revenues                             $   5,335                  $   4,761
  Costs                                      748                        723
                                  -------------------      ---------------------
  Contribution                             4,587                      4,038
                                  -------------------      ---------------------

Total contribution                        10,966                     18,409
Research and development                  (3,742)                    (3,356)
Other expenses                            (9,988)                    (9,532)
Gain on sale of assets                     1,813                         --
                                  ===================      =====================
Operating income (loss)                 $   (951)                  $   5,521
                                  ===================      =====================

                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



9.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" and SOP 98-5 "Reporting Costs of Start-up Activities".

     In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The adoption of SOP 98-9 has not had a material impact on the Company's results of operations and financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137 which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Although the impact of SFAS 133 on the Company's financial disclosures is not known at this time, the Company will adopt SFAS 133 during the year ending April 30, 2001.


10  THE YEAR 2000

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 1999. The following discussion provides a comparative analysis of material changes for the three months ended July 31, 1999 and 1998, in the financial condition and results of operations of the Company and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific, JetForm Nordic, JetForm France, JetForm UK, JetForm Germany, JetForm Ireland, and Why Interactive. Why Interactive was sold to a third party effective May 1, 1999.

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

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin, and product and service margin:

                                         Three months ended July 31,
                             ---------------------------------------------------
                                     1999                             1998
                             ---------------------           -------------------
                                      (in thousands of Canadian dollars)

Product revenue..............   $11,938       100%         $21,869       100%
Cost of product..............     2,111        18%           1,938         9%
                                =========    ======      ==========     =======
Product margin...............  $  9,827        82%         $19,931        91%
                                =========    ======      ==========     =======

Service revenue...............  $11,110       100%         $10,773       100%
Cost of service...............    3,390        31%           4,196        39%
                                ========     ======      ==========     =======
Service margin................    7,720        69%         $ 6,577        61%
                                ========     ======      ==========     =======

Total revenues................  $23,048       100%         $32,642       100%
Cost of product and service...    5,501        24%           6,134        19%
                                --------     ------      ---------     --------
Product and service             $17,547        76%         $26,508        81%
 margin.......................  ========     ======      =========     ========



The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                                    Three months ended July 31,
                                                    ---------------------------
                                                         1999         1998
                                                       --------     --------
           Revenues
               Product ..........................          52%          67%
               Service ..........................          48%          33%
                                                       --------     --------
                                                          100%         100%

           Costs and expenses
               Cost of product ...................          9%           6%
               Cost of service ...................         15%          13%
               Sales and marketing ...............         50%          38%
               General and administrative ........         11%           8%
               Research and development ..........         16%          10%
               Depreciation and amortization .....         11%           9%
               Gain on sale of assets ............         (8%)       --
                                                       --------     --------
                                                          104%          83%
                                                       --------     --------
               Operating income (loss) ...........         (4%)         17%
                Interest and other income ........          2%           4%
                                                       --------     --------
               Income  (loss) before taxes .......         (2%)         21%
               Provision for income taxes ........         (1%)         (3%)
                                                       --------     --------
               Net income (loss) .................         (3%)         18%
                                                       ========     ========




The following table provides details of product revenue by geographic segment and within North America, by distribution channel:


                                                  Three months ended July 31,

                                                                       Increase
                                                 1999       1998      (Decrease)
                                               --------    --------   ----------
                                              (in thousands of Canadian dollars)
Product revenue by region
North America .............................   $  6,159    $ 15,558         (60%)
Europe ....................................      4,756       4,834          (2%)
Rest of World .............................      1,023       1,477         (31%)
                                              --------    --------
                                              $ 11,938    $ 21,869         (45%)
                                              ========    ========

Product revenue by channel in North America
End Users .................................   $  2,606    $  8,887         (71%)
Reseller and OEM ..........................      3,553       6,671         (47%)
                                              --------    --------
                                              $  6,159    $ 15,558         (60%)
                                              ========    ========




Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Revenues

     Total Revenues. Total revenues decreased 29% to $23.0 million for the three months ended July 31, 1999 from $32.6 million for the three months ended July 31, 1998. Total revenues consisted of 52% product revenue and 48% service revenue for the three months ended July 31, 1999.

     Product Revenue. Product revenue decreased 45% to $11.9 million for the three months ended July 31, 1999 from $21.9 million for the three months ended July 31, 1998. Product revenue derived from North America, Europe and Rest of World represented 52%, 40%, and 8%, respectively, of product revenue for the three months ended July 31, 1999 as compared to 71%, 22% and 7%, respectively, of product revenue for the three months ended July 31, 1998.

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

     Product revenue derived from North America decreased 60% to $6.2 million for the three months ended July 31, 1999 from $15.6 million for the three months ended July 31, 1998. Reseller and OEM sales, which represented 58% of North American product revenue, decreased 47% to $3.6 million for the three months ended July 31, 1999 from $6.7 million for the three months ended July 31, 1998. Product revenue from end users, which represented 42% of North American product revenue, decreased 71% to $2.6 million for the three months ended July 31, 1999 from $8.9 million for the three months ended July 31, 1998. The Company attributes the decrease in Reseller and OEM and End User revenue to the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions. In addition, for the three months ended July 31, 1998 product revenue from end users included revenue from one large license agreement which accounted for 33% of such revenue.

     Product revenue derived from Europe decreased 2% to $4.7 million for the three months ended July 31, 1999 from $4.8 million for the three months ended July 31, 1998.

     Product revenue derived from Rest of World decreased 31% to $1.0 million for the three months ended July 31, 1999 from $1.5 million for the three months ended July 31, 1998, primarily as a result of decreased license revenue from Australia.

     Service Revenue. Service revenue increased 3% to $11.1 million for the three months ended July 31, 1999 from $10.8 million for the three months ended July 31, 1998. For the three months ended July 31, 1999 maintenance and support revenue increased 11% to $5.3 million from $4.8 million for the three months ended July 31, 1998. The Company's consulting revenue decreased 4% to $5.8 million for the three months ended July 31, 1999 from $6.0 million for the three months ended July 31, 1998. For the three months ended July 31, 1998 consulting revenue included $1.4 million of revenue from Why Interactive which was sold on May 1, 1999. Excluding revenue from Why Interactive, consulting revenue increased 25%.

Costs and Expenses

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain JetForm products and amortization of deferred product development costs. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets, and goodwill and distribution rights relating to various acquisitions.

     Total Costs and Expenses. Total costs and expenses were $24.0 million for the three months ended July 31, 1999, a decrease of 12% from $27.1 million for the three months ended July 31, 1998.

     Cost of Product. Cost of product increased 9% to $2.1 million for the three months ended July 31, 1999 from $1.9 million for the three months ended July 31, 1998, primarily as a result of increased amortization of deferred development costs. For the three months ended July 31, 1999 total deferred costs charged to cost of product was $1.0 million compared to $640,000 for the three months ended July 31, 1998. The product margin decreased to 82% for the three months ended July 31, 1999, from 91% for the three months ended July 31, 1998 due to lost economies of scale resulting from the decrease in product revenue.

     Cost of Service. Cost of service decreased 19% to $3.4 million for the three months ended July 31, 1999 from $4.2 million for the three months ended July 31, 1998 primarily as a result of the sale of Why Interactive. The service margin increased to 69% for the three months ended July 31, 1999 from 61% for the three months ended July 31, 1998 primarily as a result of the sale of Why Interactive which had lower margins than other services.

     Costs of Product and Service. Costs of product and service decreased 21% to $5.5 million for the three months ended July 31, 1999, from $6.1 million for the three months ended July 31, 1998. Product and service margin decreased to 76% for the three months ended July 31, 1999 from 81% for the three months ended July 31, 1998.

     Sales and Marketing. Sales and marketing expenses decreased 7% to $11.5 million for the three months ended July 31, 1999 from $12.3 million for the three months ended July 31, 1998, primarily as a result of the Company's restructuring in fiscal year 1999.

     General and Administrative. General and administrative expenses remained flat at $2.6 million for both the three months ended July 31, 1999 and 1998. As a percentage of total revenues, general and administrative expenses increased to 11% from 8% for the three months ended July 31, 1999 and 1998, respectively.

     Research and Development. Research and development expenses increased 12% to $3.7 million for the three months ended July 31, 1999 from $3.4 million for the three months ended July 31, 1998, primarily due to an increase in the number of employees and related costs. During both the three months ended July 31, 1999 and 1998, the Company capitalized approximately $900,000 of software development costs. Research and development expenses were 16% of revenue for the three months ended July 31, 1999 and 10% for the three months ended July 31, 1998.

     Depreciation and Amortization. Depreciation and amortization expense decreased 9% to $2.5 million for the three months ended July 31, 1999 from $2.8 million for the three months ended July 31, 1998 primarily as a result of the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

     Operating Income (Loss). Operating loss was $951,000 for the three months ended July 31, 1999, compared to operating income of $5.5 million for the three months ended July 31, 1998.

     Interest and Other Income (expense). Interest and other income decreased to $497,000 for the three months ended July 31, 1999, from $1.2 million for the three months ended July 31, 1998 primarily due to decreased cash and cash equivalents available for investing.

     Provision for Income Taxes. The Company recorded a provision for taxes of $176,000 for the three months ended July 31, 1999, compared to a provision for income taxes of $1.0 million for the three months ended July 31, 1998. As at July 31, 1999, the Company had a net deferred tax asset of approximately $56.8 million, the principle components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $49.2 million has been provided.


Liquidity and Capital Resources

     As at July 31, 1999, and April 30, 1999, the Company had $43.5 million and $47.3 million of cash and cash equivalents respectively. During the three months ended July 31, 1999, the Company's cash and cash equivalents decreased by $3.8 million, primarily as a result of a payment to Delrina of US$4.9 million ($7.5 million).

Operations

     The Company decreased its investment in the non-cash operating components of working capital during the three months ended July 31, 1999, by approximately $3.2 million, primarily due to decreases in accounts receivable and assets held for resale which were offset by decreases in accounts payable and accrued liabilities.

     The Company purchased approximately $1.2 million of fixed assets in the three months ended July 31, 1999. The purchases of fixed assets included leasehold improvements, furniture and office equipment, computer hardware and software. During the three months ended July 31, 1999, the Company increased its investment in other assets by $1.4 million primarily related to capitalized development costs.

     During the three months ended July 31, 1999, the Company generated cash of approximately $140,000 relating to participation in the Company's stock purchase plan.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable decreased to $44.3 million at July 31, 1999, from $50.3 million at April 30, 1999. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, decreased by $2.7 million to $16.9 million, for the three months ended July 31, 1999 from $19.6 million on April 30, 1999. Term accounts receivable primarily arise from the recording of revenue from irrevocable commitments to purchase licenses ("Irrevocable Commitment Licenses").

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


Delrina Obligation

     On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA.

     Under the asset purchase agreement, the Company will make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at July 31, 1999, the Company believes that Delrina held no Common Shares of the Company.

     During the three months ended July 31, 1999, the Company made cash payments of US$4.9 million ($7.5 million) in satisfaction of its obligation to Delrina. As at July 31, 1999, the next four scheduled quarterly payments totaled US$10.3 million.


Financial Instruments and Credit Facility

     The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at July 31, 1999 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$7.0 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on June 30, 2000; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at July 31, 1999, the Company had drawn down the $10 million term loan facility and fixed the interest rate until October 18, 1999 at 6.24%. The Company had no borrowings against its revolving line of credit as at July 31, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     JetForm hedges its U.S. dollar net asset position to reduce its exposure to currency fluctuations. To achieve this objective, JetForm primarily enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore, does not anticipate non-performance by these counterparties. JetForm does not enter into foreign exchange forward contracts for speculative or trading purposes. Gains and losses on these forward exchange contracts are recognized and included in income as realized and offset against foreign exchange gains and losses on the underlying net asset or liability position. As at April 30, 1999, JetForm had a foreign exchange forward contract outstanding to sell $10 million U.S. dollars at $1.5034 per U.S. dollar. As at July 31, 1999, the approximate fair value of this forward contract was nil.


Provision for Restructuring Costs

     On March 17, 1999, the Corporation announced a restructuring plan directed at reducing costs. The key restructuring actions included:

     - Consolidation of management responsibilities and reduction in headcount.
     - Closure of redundant facilities.
     - Reduction in the carrying value of certain capital assets primarily related to past acquisitions.
     - Cancellation of certain commitments and other costs.

    The  following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the three months ended July 31, 1999:


                                Employee                                Total
                              Termination   Facilities     Other      Provision
                            -------------- -----------  -----------  -----------

Balance, April 30, 1999.....     $ 4,077      $ 2,878      $   519      $ 7,474
Cash payments ..............      (1,222)        (280)         (56)      (1,558)
                                 =======      =======      =======      =======
Balance, July 31, 1999......     $ 2,855      $ 2,598      $   463      $ 5,916
                                 =======      =======      =======      =======
Long term balance ..........     $   375      $ 2,135      $   332      $ 2,842
                                 =======      =======      =======      =======


     During the three months ended July 31, 1999 the Company made cash payments of approximately $1.6 million relating to the provision for restructuring costs recorded in fiscal year 1999. This included $1.2 million in salary continuance for terminated employees, $280,000 in rent for the Company's vacant office space in Toronto and the UK, and $56,000 in other miscellaneous costs.

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

                       PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended July 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JetForm Corporation



      September 3, 1999                  By:       /s/ John B. Kelly
---------------------------------       ---------------------------------------
            Date                                     John B. Kelly
                                       President and Chief Executive Officer and
                                                       Director

      September 3, 1999                  By:       /s/ Jeffrey McMullen
---------------------------------      -----------------------------------------
            Date                                     Jeffrey McMullen
                                               Vice President, Finance and
                                                 Chief Financial Officer