Form 10-Q
period 1999-10-31
JETFORM CORP
filed 1999-12-15
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1999


       TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934



For the transition period _______  to  _________

         Commission file number  1-111898
                                 --------


                               JETFORM CORPORATION
                       -----------------------------------
             (exact name of registrant as specified in its charter)


         Canada                                                N/A
      -----------                                            -------
(state or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


                              560 Rochester Street
                         Ottawa, Ontario K1S 5K2, Canada
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (613) 230-3676
                           --------------------------
               Registrant's telephone number (including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of the  issuer's  Common  Shares  outstanding  on  December  4, 1999:
19,450,219

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as at October 31, 1999, and              3
         April 30, 1999

         Consolidated Statements of Operations for the three and six month 4 periods ended October 31, 1999, and October 31, 1998

         Consolidated Statements of Comprehensive Income for the three and 5 six month periods ended October 31, 1999 and October 31, 1998

         Consolidated  Statements  of Cash  Flows for the three and six       6
         month periods ended October 31, 1999, and October 31, 1998

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 6.  Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                   23

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

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

             (in thousands of Canadian dollars except share amounts)

                                             October 31,           April 30,
                                                1999                  1999
                                            ---------------       ------------
                                     ASSETS
Current assets
Cash and cash equivalents.....................$   38,978         $    47,262
Accounts receivable (Note 2)..................    30,830              29,274
Term accounts receivable (Note 2).............     9,883              13,486
Unbilled receivables..........................     2,325               3,455
Inventory.....................................     1,062               1,139
Investment tax credits recoverable............     1,310               1,310
Prepaid expenses and deferred charges.........     2,935               3,727
Asset held for sale ..........................        --               3,417
                                               ------------        ------------
                                                  87,323             103,070
Term accounts receivable (Note 2)............      2,840               6,090
Investment tax credits recoverable...........      3,585               3,218
Fixed assets (Note 3)........................     17,361              18,620
Other assets (Note 3)........................     26,439              25,871
                                              --------------        ------------
                                                $ 137,548           $ 156,869
                                              ==============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable............................     $  4,372            $  7,874
Accrued liabilities.........................       15,271              15,656
Unearned revenue............................       13,340              12,463
Current portion of Delrina obligation (Note 5)      8,015              22,023
                                              ------------        ------------
                                                   40,998              58,016
Deferred income taxes (Note 6).............           170                 164
Accrued liabilities (Note 7) ..............         2,302               3,225
Term loan (Note 4).........................        10,000               9,998
Delrina obligation (Note 5)................            --                 536
                                              --------------        ------------
                                                   53,470              71,939
                                              --------------        ------------
Shareholders' equity
Capital stock (Issued and  outstanding -- 19,450,800
Common Shares and 450,448 Preference Shares at
October 31, 1999; 19,421,428 Common Shares and
450,448 Preference Shares at April 30, 1999)...   247,297             247,119
Cumulative translation adjustment..............     (564)             (1,052)
Deficit...................................      (162,655)           (161,137)
                                              --------------        ------------
                                                   84,078              84,930
                                              --------------        ------------
                                               $  137,548           $ 156,869
                                              ==============        ============


       (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

      (in thousands of Canadian dollars except share and per share amounts)

                            Three months ended               Six months ended
                                 October 31,                    October 31,
                         --------------------------    -------------------------
                            1999         1998            1999           1998
                          ---------     ---------       ---------      ---------
Revenues
Product                $  14,687      $  20,160      $  26,625        $ 42,029
Service                   10,386         11,491         21,496          22,264
                        ---------      ---------      ---------       ---------
                          25,073         31,651         48,121          64,293
                        ---------      ---------      ---------       ---------
Costs and expenses
Cost of product            2,661          2,353          4,772           4,291
Cost of service            3,101          4,615          6,491           8,811
Sales and marketing       11,078         12,245         22,542          24,520
General and administra-
  tive                     2,764          2,630          5,334           5,207
Research and development   3,926          3,741          7,668           7,097
Depreciation and amorti-
  zation                   2,562          3,028          5,097           5,807
Gain on sale of assets        --             --        (1,813)              --
                         ---------     ---------     ---------        ---------
                          26,092         28,612         50,091          55,733
                         ---------     ---------     ---------        ---------
Operating income (loss)   (1,019)          3,039        (1,970)           8,560
Interest and other income     340            843            836           2,086
                         ---------     ---------      ---------       ---------
Income (loss) before taxes  (679)          3,882        (1,134)          10,646
Provision for income taxes
 (Note 6)                     208            599            384           1,622
                         ---------     ---------      ---------       ---------
Net income (loss)        $   (887)      $  3,283       $ (1,518)       $  9,024
                        ==========      ==========    ==========     ==========

Basic income (loss)  per share
Net income (loss)
  per share             $   (0.04)      $   0.17      $  (0.08)        $   0.46
Weighted average
  number of shares      19,901,248    19,779,343     19,892,394      19,788,190
Fully diluted income
  (loss) per share
Net income (loss)
  per share             $   (0.04)      $   0.16      $  (0.08)        $   0.44
Weighted average
  number of shares      19,901,248    20,402,294     19,892,394      20,581,259

       (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                       (in thousands of Canadian dollars)


                             Three months ended               Six months ended
                                 October 31,                    October 31,
                         --------------------------    -------------------------
                            1999         1998            1999           1998
                          ---------     ---------       ---------      ---------

Net income (loss)......   $   (887)      $   3,283    $ (1,518)       $  9,024
Cumulative translation
  adjustment...........     (1,298)             --          488              --
                          ---------      ---------    ---------        ---------
comprehensive income
  (loss)...............  $  (2,185)      $   3,283    $ (1,030)       $  9,024
                         ==========      =========    ==========      ==========


 (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                       (in thousands of Canadian dollars)

                                                      Three months ended              Six months ended
                                                          October 31,                   October 31,
                                                  ----------------------------  -----------------------------
                                                       1999           1998          1999           1998
                                                  -------------  -------------  -------------  --------------

Cash provided from (used in):
Operating activities
Net income (loss)                                    $   (887)       $  3,283     $  (1,518)        $  9,024
Items not involving cash:
  Depreciation and amortization                          3,208          3,759          6,750           7,178
  Other non cash items                                   1,298             --            459              --
Net change in operating components of
  working capital                                        1,883        (2,929)          5,089        (11,809)
                                                  -------------  -------------  -------------  --------------
                                                         5,502          4,113         10,780           4,393
                                                  -------------  -------------  -------------  --------------
Investing activities
Purchase of fixed assets                                 (985)        (2,374)        (2,154)         (4,155)
Increase in other assets                               (1,175)        (1,242)        (2,546)         (2,846)
                                                  -------------  -------------  -------------  --------------
                                                       (2,160)        (3,616)        (4,700)         (7,001)
                                                  -------------  -------------  -------------  --------------
Financing activities
Proceeds from issuance of shares                            38            515            178           2,579
Repayment of long term debt                            (7,852)       (12,118)       (14,542)        (25,870)
                                                  -------------  -------------  -------------  --------------
                                                       (7,814)       (11,603)       (14,364)        (23,291)
                                                  -------------  -------------  -------------  --------------
Decrease in cash and cash equivalents                  (4,472)       (11,106)        (8,284)        (25,899)
Cash and cash equivalents, beginning of period          43,450         76,811         47,262          91,604
                                                  -------------  -------------  -------------  --------------
Cash and cash equivalents, end of period             $  38,978    $    65,705     $   38,978    $     65,705
                                                  =============  =============  =============  ==============

       (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Japan K.K. ("JetForm Japan") and JetForm Technologies Limited ("JetForm Ireland"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company" The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary to a fair statement of results for these interim periods.


2.    ACCOUNTS RECEIVABLE

Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.5 million at October 31, 1999 and $1.9 million at April 30, 1999.

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

The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at October 31, 1999 and April 30, 1999 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $2.8 million and $6.1 million, respectively.

The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.


3.    FIXED ASSETS AND OTHER ASSETS

The Consolidated Balance Sheet includes the following amounts:

                                    October 31, 1999        April 30, 1998
                                  -------------------    -------------------


                                      (in thousands of Canadian dollars)

Accumulated  depreciation  and
 amortization  included  in  fixed
 assets                                  $   19,213             $   16,027
                                    ===================    ===================

Accumulated  amortization
 included  in  other  assets             $   19,438             $   17,600
                                    ===================    ===================


4.    FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at October 31, 1999 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$7.6 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at October 31, 1999, the Company had drawn down the $10 million term loan facility and fixed the interest rate until January 20, 2000 at 6.8%. The Company had no borrowings against its revolving line of credit as at October 31, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

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

Under the asset purchase agreement, the Company will make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at October 31, 1999, the Company believes that Delrina held no Common Shares of the Company.

The current estimated fair value of the Delrina obligation is approximately the same as that recorded in these consolidated financial statements.


6.    INCOME TAXES

As at October 31, 1999, the Company had deferred tax assets of $56.8 million, the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company has provided for a valuation allowance of $49.2 million.


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

    The  following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the three months ended October 31, 1999:


                                Employee                           Total
                               Termination  Facilities   Other    Provision

                         ---------------- ------------ --------- ---------------


Balance, July 31, 1999........ $  2,855     $  2,598    $  463       $   5,916
Cash payments.................     (760)        (162)      (58)         (1,260)
                             ----------- ------------ ---------   -------------
Balance, October  31, 1999...  $  2,095     $  2,436     $  405       $   4,936
                             =========== ============ =========   =============

Long term balance.........    $     250      $ 1,807     $ 245       $   2,302
                             ============ ============ =========  =============

     During the three  months  ended  October  31,  1999 the  Company  made cash payments of approximately $1.3 million relating to the provision for restructuring costs recorded in fiscal year 1999. This included $760,000 in salary continuance for terminated employees, $162,000 in rent for the Company's vacant office space in Toronto and the United Kingdom, and $58,000 in other miscellaneous costs.

As at October 31, 1999, the Company had not been successful in finding alternative arrangements regarding its vacant facilities in Toronto and the United Kingdom.

Employee terminations include salary continuance for which the Company is contractually obligated to pay. All employees were terminated on or before April 30, 1999.


8.    SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision maker in deciding how to allocate resources and assessing performance. The Company's chief decision maker is the Chief Executive Officer. The Company's reportable segments include Product, Consulting, and Customer Support. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

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

The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                                       Three months ended               Six months ended
                                                           October 31,                    October 31,
                                                      ---------------------          ---------------------
                                                       1999           1998            1999           1998
                                                      ------         ------          ------         ------
Product
    Revenues                                           $  14,687      $  20,160      $  26,625       $  42,029
    Costs                                                  8,692         10,699         17,608          20,793
                                                     -----------      ---------     ----------       ---------
    Contribution                                           5,995          9,461          9,017          21,236
                                                     -----------      ---------     ----------       ---------

Consulting
    Revenues                                               5,200          5,391         10,975          11,403
    Costs                                                  2,236          2,935          4,653           6,467
                                                     -----------      ---------     ----------       ---------
    Contribution                                           2,964          2,456          6,322           4,936
                                                     -----------      ---------     ----------       ---------

Customer Support
    Revenues                                               5,186          6,100         10,521          10,861
    Costs                                                    728          1,051          1,476           1,769
                                                     -----------      ---------     ----------       ---------
    Contribution                                           4,458          5,049          9,045           9,092
                                                     -----------      ---------     ----------       ---------

Total contribution                                        13,417         16,966         24,384          35,264
Research and development                                 (3,926)        (3,741)        (7,668)         (7,097)
Other expenses                                          (10,510)       (10,186)       (20,499)        (19,607)
Gain on sale of assets                                        --             --          1,813              --
                                                     -----------      ---------     ----------       ---------
Operating income (loss)                              $   (1,019)      $   3,039     $  (1,970)       $   8,560
                                                     ===========      =========     ==========       =========


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


10.  THE YEAR 2000

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

During, and subsequent to, the quarter ended October 31, 1999, the Company became aware of problems in certain date handling capabilities of certain older products. These products include Filler 4 and 5, Filler Pro 4 and 5 and the Central Pro Calculation Agent. The Company has contacted all known customers and all known users of these affected products and has made available corrected versions of the identified products. While the Company believes that the number of users affected will be very small, there can be no assurance that a large number of customers will not be affected, that the Company has contacted all users of the identified products, or that those customers will implement the corrected versions of the software.

The amount of potential customer claims arising from the advent of the Year 2000 and the possible inability of any of the Company's products to adequately handle date changes cannot be estimated. As a result, no provision has been made in these financial statements for any such customer claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 1999. The following discussion provides a comparative analysis of material changes in the financial condition and results of operations of the Company and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific, JetForm Nordic, JetForm France, JetForm UK, JetForm Germany, JetForm Ireland, and JetForm Japan for the three and six months ended October 31, 1999 and 1998.

Results of Operations

     The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company recognizes product revenue when orders are shipped, or for irrevocable commitment license agreements, when the Company has fulfilled its material obligations in connection therewith and there is reasonable assurance of collection. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period.

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin, and product and service margin:


                        Three months ended October 31,               Six months ended October 31,
                  ------------------------------------------- -------------------------------------------
                          1999                  1998                 1999                  1998
                  --------------------- --------------------- -------------------- ----------------------

Product revenue     $14,687       100%    $20,160       100%    $26,625      100%     $42,029       100%
Cost of product       2,661        18%      2,353        12%      4,772       18%       4,291        10%
                  ---------- ---------- ---------- ---------- ---------- --------- ----------- ---------
Product margin      $12,026        82%    $17,807        88%    $21,853       82%     $37,738        90%
                  ========== ========== ========== ========== ========== ========= =========== ==========

Service revenue     $10,386       100%    $11,491       100%    $21,496      100%     $22,264       100%
Cost of service       3,101        30%      4,615        40%      6,491       30%       8,811        40%
                  ---------- ---------- ---------- ---------- ---------- --------- ----------- ---------
Service margin     $  7,285        70%   $  6,876        60%    $15,005       70%     $13,453        60%
                  ========== ========== ========== ========== ========== ========= =========== ==========

Total revenues      $25,073       100%    $31,651       100%    $48,121      100%     $64,293       100%
Cost of product
  and service         5,762        23%      6,968        22%     11,263       23%      13,102        20%

                  ---------- ---------- ---------- ---------- ---------- --------- ----------- ---------
Product and
service margin      $19,311        77%    $24,683        78%    $36,858       77%     $51,191        80%
                  ========== ========== ========== ========== ========== ========= =========== ==========


     The following table presents, for the periods indicated, consolidated statements of operations data expressed as a percentage of total revenues:


                                            Three months ended October         Six months ended October 31,
                                                        31,
                                           ------------------------------      -----------------------------
                                            1999             1998               1999             1998
                                           ------------     -------------      ------------     ------------
Revenues
Product                                            59%               64%               55%              65%
Service                                            41%               36%               45%              35%
                                           ------------     -------------      ------------     ------------
                                                  100%              100%              100%             100%
                                           ------------     -------------      ------------     ------------
Costs and expenses
Cost of product                                    11%                7%               10%               7%
Cost of service                                    12%               15%               13%              14%
Sales and marketing                                44%               39%               47%              38%
General and administrative                         11%                8%               11%               8%
Research and development                           16%               12%               16%              11%
Depreciation and amortization                      10%               10%               11%               9%
Gain on sale of assets                              --                --              (4%)               --
                                           ------------     -------------      ------------     ------------
                                                  104%               90%              104%              87%
                                           ------------     -------------      ------------     ------------
Operating income (loss)                           (4%)               10%              (4%)              13%
Other income  (expense)                             1%                3%                2%               3%
                                           ------------     -------------      ------------     ------------

Income (loss) before taxes                        (3%)               12%              (2%)              17%
Provision for income taxes                          1%                2%                1%               3%
                                           ------------     -------------      ------------     ------------
Net income (loss)                                 (4%)               10%              (3%)              14%
                                           ============     =============      ============     ============





     The following table provides details of product revenue by geographic segment and within North America, by distribution channel:

                                    Three months ended October 31,                   Six months ended October 31,
                              --------------------------------------------    -------------------------------------------
                                                               Increase                                       Increase
                                 1999           1998          (Decrease)         1999           1998         (Decrease)
                              ------------    ----------     -------------    ------------   ------------    ------------
                                                          (in thousands of Canadian dollars)

Product revenue by region
North America                   $  10,302      $  15,507           (34%)        $  16,461       $ 31,065           (47%)
Europe                              3,140          3,354            (6%)            7,896          8,188            (4%)
Rest of World                       1,245          1,299            (4%)            2,268          2,776           (18%)
                              ------------    -----------                     ------------   ------------
                                $  14,687      $  20,160           (27%)        $  26,625      $  42,029           (37%)
                              ============    ===========                     ============   ============

Product revenue by channel in North America
Reseller and OEM               $    7,508      $  11,734           (36%)        $  11,078      $  18,405           (40%)
End Users                           2,794          3,773           (26%)            5,383         12,660           (57%)
                              ------------    -----------                     ------------   ------------
                                $  10,302       $ 15,507           (34%)        $  16,461      $  31,065           (47%)
                              ============    ===========                     ============   ============

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

REVENUES

     TOTAL REVENUES. Total revenues decreased 21% to $25.1 million for the three months ended October 31, 1999 from $31.7 million for the three months ended October 31, 1998. Total revenues consisted of 59% product revenue and 41% service revenue for the three months ended October 31, 1999.

     PRODUCT REVENUE. Product revenue decreased 27% to $14.7 million for the three months ended October 31, 1999 from $20.2 million for the three months ended October 31, 1998. Product revenue derived from North America, Europe and Rest of World represented 70%, 21%, and 9%, respectively, of product revenue for the three months ended October 31, 1999, as compared to 77%, 17% and 6%, respectively, of product revenue for the three months ended October 31, 1998.

     The Company attributes the decrease in product revenue primarily to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. As a result, the Company's primary customer base, large financial services organizations and government agencies, who are deeply affected by the Year 2000 problem due to their reliance on computer systems, have focused their information technology resources on ensuring Year 2000 readiness. This has dramatically impacted the Company's ability to sell enterprise wide licenses to these customers. The Company expects that the Year 2000 issue will have a continuing impact on product sales for the remainder of fiscal year 2000.

     The Company has also experienced a shift of focus by its customers to Internet-based solutions from more traditional client/server solutions and the emergence of new competitors selling pre-packaged solutions. The Company has developed a comprehensive strategy to address both the market for Internet-based solutions and prepackaged applications which is presently being implemented. However, there can be no assurance that revenue derived from this strategy will be sufficient to offset the potential decrease in revenue from the Company's client/server products.

     Product revenue derived from North America decreased 34% to $10.3 million for the three months ended October 31, 1999 from $15.5 million for the three months ended October 31, 1998. Reseller and OEM sales, which represented 73% of North American product revenue, decreased 36% to $7.5 million for the three months ended October 31, 1999 from $11.7 million for the three months ended October 31, 1998. Product revenue from end users, which represented 27% of North American product revenue, decreased 26% to $2.8 million for the three months ended October 31, 1999 from $3.8 million for the three months ended October 31, 1998. The Company attributes the decrease in Reseller and OEM and End User revenue to the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

     Product revenue derived from Europe decreased 6% to $3.1 million for the three months ended October 31, 1999 from $3.4 million for the three months ended October 31, 1998, primarily as a result of decreased licence revenue from Sweden and Germany.

     Product revenue derived from Rest of World decreased 4% to $1.2 million for the three months ended October 31, 1999 from $1.3 million for the three months ended October 31, 1998.

     SERVICE REVENUE. Service revenue decreased 10% to $10.4 million for the three months ended October 31, 1999 from $11.5 million for the three months ended October 31, 1998. For the three months ended October 31, 1999 maintenance and support revenue remained constant at $6.1 million for both the three months ended October 31, 1998 and 1999. The Company's consulting revenue decreased 21% to $4.3 million for the three months ended October 31, 1999 from $5.4 million for the three months ended October 31, 1998. For the three months ended October 31, 1998 consulting revenue included $741,000 of revenue from Why Interactive which was sold on May 1, 1999. Excluding revenue from Why Interactive, consulting revenue decreased 8% primarily due to the general decrease in sales.


COSTS AND EXPENSES

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization, and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain JetForm products and amortization of deferred product development costs. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets, and goodwill and distribution rights relating to various acquisitions.

     TOTAL COSTS AND EXPENSES. Total costs and expenses decreased 9% to $26.1 million for the three months ended October 31, 1999 from $28.6 million for the three months ended October 31, 1998.

     COST OF PRODUCT. Cost of product increased 13% to $2.7 million for the three months ended October 31, 1999 from $2.4 million for the three months ended October 31, 1998, primarily as a result of the increase in amortization of deferred development costs. For the three months ended October 31, 1999, total deferred cost charged to cost of product increased to $846,000 from $730,000 for the three months ended October 31, 1998. The product margin decreased to 82% for the three months ended October 31, 1999 from 88% for the three months ended October 31, 1998 due to lost economies of scale resulting from the decrease in product revenue.

     COST OF SERVICE. Cost of service decreased 33% to $3.1 million for the three months ended October 31, 1999 from $4.6 million for the three months ended October 31, 1998, primarily as a result of the sale of Why Interactive. The service margin increased to 70% for the three months ended October 31, 1999 from 60% for the three months ended October 31, 1998, primarily as a result of the sale of Why Interactive which had lower margins than other services.

     COSTS OF PRODUCT AND SERVICE. Costs of product and service decreased 17% to $5.8 million for the three months ended October 31, 1999 from $7.0 million for the three months ended October 31, 1998. Product and service margin decreased to 77% for the three months ended October 31, 1999 from 78% for the three months ended October 31, 1998.

     SALES AND MARKETING. Sales and marketing expenses decreased 10% to $11.1 million for the three months ended October 31, 1999 from $12.2 million for the three months ended October 31, 1998, primarily due to a reduction in staff resulting from the Company's restructuring in fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 5% to $2.8 million for the three months ended October 31, 1999 from $2.6 million for the three months ended October 31, 1998 primarily due to increased spending on information systems and facilities. As a percentage of total revenues, general and administrative expenses increased to 11% from 8% for the three months ended October 31, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 5% to $3.9 million for the three months ended October 31, 1999 from $3.7 million for the three months ended October 31, 1998, primarily due to an increase in the number of employees and related costs. For both the three months ended October 31, 1999 and 1998, the Company capitalized approximately $900,000 of software development costs. Research and development expenses were 16% and 12% of product revenue for the three months ended October 31, 1999 and 1998, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 15% to $2.6 million for the three months ended October 31, 1999 from $3.0 million for the three months ended October 31, 1998 primarily due to lower amortization resulting from the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

     OPERATING INCOME. Operating loss was $1.0 million for the three months ended October 31, 1999 compared to an operating income of $3.0 million for the three months ended October 31, 1998.

     INTEREST AND OTHER INCOME. Interest and other income decreased 60% to $340,000 for the three months ended October 31, 1999, from $843,000 for the three months ended October 31, 1998 primarily due to decreased cash and cash equivalents available for investment.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $208,000 for the three months ended October 31, 1999, compared to $599,000 for the three months ended October 31, 1998. As at October 31, 1999, the Company had a net deferred tax asset of approximately $56.8 million. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset that a valuation allowance of $49.2 million has been provided.


SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

REVENUES

     TOTAL REVENUES. Total revenues decreased 25% to $48.1 million for the six months ended October 31, 1999 from $64.3 million for the six months ended October 31, 1998. Total revenues consisted of 55% product revenue and 45% service revenue for the six months ended October 31, 1999.

     PRODUCT REVENUE. Product revenue decreased 37% to $26.6 million for the six months ended October 31, 1999 from $42.0 million for the six months ended October 31, 1998. Product revenue derived from North America, Europe and Rest of World represented 62%, 30%, and 8%, respectively, of product revenue for the six months ended October 31, 1999, as compared to 74%, 19% and 7%, respectively, of product revenue for the six months ended October 31, 1998.

     The Company attributes the decrease in product revenue primarily to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

     Product revenue derived from North America decreased 47% to $16.5 million for the six months ended October 31, 1999 from $31.1 million for the six months ended October 31, 1998. Product revenue from end users, which represented 33% of North American product revenue, decreased 57% to $5.4 million for the six months ended October 31, 1999 from $12.7 million for the six months ended October 31, 1998. Reseller and OEM sales, which represented 67% of North American product revenue, decreased 40% to $11.1 million for the six months ended October 31, 1999 from $18.4 million for the six months ended October 31, 1998. The Company attributes the decrease in Reseller and OEM and End User revenue to the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

     Product revenue derived from Europe decreased 4% to $7.9 million for the six months ended October 31, 1999 from $8.2 million for the six months ended October 31, 1998 primarily as a result of decreased license revenue from Sweden and Germany.

     Product revenue derived from Rest of World decreased 18% to $2.3 million for the six months ended October 31, 1999 from $2.8 million for the six months ended October 31, 1998, primarily due to decreased license revenue from Australia.

     SERVICE REVENUE. Service revenue decreased 3% to $21.5 million for the six months ended October 31, 1999 from $22.3 million for the six months ended October 31, 1998. For the six months ended October 31, 1999 maintenance and support revenue increased 5% to $11.4 million from $10.9 million for the six months ended October 31, 1998. The Company's consulting revenue decreased 12% to $10.0 million for the six months ended October 31, 1999 from $11.4 million for the six months ended October 31, 1998. For the six months ended October 31, 1998 consulting revenue included $2.0 million of revenue from Why Interactive which was sold on May 1, 1999. Excluding revenue from Why Interactive, consulting revenue increased 7%.

COSTS AND EXPENSES

     TOTAL COSTS AND EXPENSES. Total costs and expenses were $50.1 million for the six months ended October 31, 1999, an decrease of 10% from $55.7 million for the six months ended October 31, 1998.

     COST OF PRODUCT. Cost of product increased 11% to $4.8 million for the six months ended October 31, 1999 from $4.3 million for the six months ended October 31, 1998, primarily as a result of increased amortization of deferred development costs. For the six months ended October 31, 1999, total deferred cost charged to cost of product increased to $1.6 million from $1.4 million for the three months ended October 31, 1998. The product margin decreased to 82% for the six months ended October 31, 1999 from 90% for the six months ended October 31, 1998 due to lost economies of scale resulting from the decrease in product revenue.

     COST OF SERVICE. Cost of service decreased 26% to $6.5 million for the six months ended October 31, 1999 from $8.8 million for the six months ended October 31, 1998, primarily as a result of the sale of Why Interactive. The service margin increased to 70% for the six months ended October 31, 1999 from 60% for the six months ended October 31, 1998, primarily as a result of the sale of Why Interactive which had lower margins than other services.

     COSTS OF PRODUCT AND SERVICE. Costs of product and service decreased 14% to $11.3 million for the six months ended October 31, 1999 from $13.1 million for the six months ended October 31, 1998. Product and service margin decreased to 77% for the six months ended October 31, 1999 from 80% for the six months ended October 31, 1998.

     SALES AND MARKETING. Sales and marketing expenses decreased 8% to $22.5 million for the six months ended October 31, 1999 from $24.5 million for the six months ended October 31, 1998, primarily due to a reduction in staff resulting from the Company's restructuring in fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 2% to $5.3 million for the six months ended October 31, 1999 from $5.2 million for the six months ended October 31, 1998. As a percentage of total revenues, general and administrative expenses increased to 11% from 8% for the six months ended October 31, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 8% to $7.7 million for the six months ended October 31, 1999 from $7.1 million for the six months ended October 31, 1998, primarily due to an increase in the number of employees and related costs. For both the six months ended October 31, 1999 and 1998, the Company capitalized approximately $1.8 million of software development costs.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
decreased 12% to $5.1 million for the six months ended October 31, 1999 from $5.8 million for the six months ended October 31, 1998 primarily due to lower amortization resulting from the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

     OPERATING INCOME. Operating loss was $2.0 million for the six months ended October 31, 1999 compared to operating income of $8.6 million for the six months ended October 31, 1998.

     INTEREST AND OTHER INCOME. Interest and other income decreased 60% to $836,000 for the six months ended October 31, 1999 from $2.1 million for the six months ended October 31, 1998, primarily due to decreased cash and cash equivalents available for investing.

     PROVISIONS FOR INCOME TAXES. The Company recorded a provision for taxes of $384,000 for the six months ended October 31, 1999, compared to $1.6 million for the six months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As at October 31, 1999 and April 30, 1999, the Company had $39.0 million and $47.3 million of cash and cash equivalents respectively. During the six months ended October 31, 1999, the Company's cash and cash equivalents decreased by $8.3 million, primarily due to two payments to Delrina totaling $14.5 million.

OPERATIONS

     The Company decreased its investment in the non-cash operating components of working capital during the six months ended October 31, 1999, by approximately $3.8 million, primarily due to decreases in accounts receivable and unbilled receivables which were partially offset by decreases in accounts payable and accrued liabilities.

     The Company purchased approximately $2.2 million of fixed assets in the six months ended October 31, 1999. The purchases of fixed assets included computer hardware and software, office equipment and furniture, and leasehold improvements. During the six months ended October 31, 1999, the Company increased its investment in other assets by $1.3 million related primarily to capitalized development costs and purchases of other assets.

     During the six months ended October 31, 1999, the Company generated cash of approximately $178,000 relating to the participation in the Company's stock purchase plan.


ACCOUNTS RECEIVABLE AND TERM ACCOUNTS RECEIVABLE

     Total accounts receivable and term accounts receivable decreased $5.3 million to $43.6 million at October 31, 1999 from $48.9 million at April 30, 1999, primarily due the Company's increased focus on collections and a decrease in orders with extended payment terms. Accounts receivable increased to $30.8 million at October 31, 1999 from $29.3 million at April 30, 1999. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, decreased by $6.9 million to $12.7 million as at October 31, 1999 from $19.6 million on April 30, 1999.

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


DELRINA OBLIGATION

     On September 10, 1996, the Company acquired the Delrina Assets from Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California. Under the asset purchase agreement (the "Delrina Asset Purchase Agreement"), the Company will make quarterly payments to Delrina, from September 27, 1996 to June 27, 2000.

     On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate which will result in a reduction in future imputed interest charges. In addition, the amended agreement provides that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million thereafter; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at October 31, 1999, the Company believes that Delrina held no Common Shares of the Company.

     During the six months ended October 31, 1999, the Company made payments of approximately US$10.0 million ($14.5 million) in satisfaction of its quarterly obligations to Delrina. As at October 31, 1999, the next three scheduled quarterly payments totaled US$5.2 million.


FINANCIAL INSTRUMENTS AND CREDIT FACILITY

     The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at October 31, 1999 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$7.6 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at October 31, 1999, the Company had drawn down the $10 million term loan facility and fixed the interest rate until January 20, 2000 at 6.84%. The Company had no borrowings against its revolving line of credit as at October 31, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

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

    The  following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the three months ended October 31, 1999:

                                  Employee                            Total
                                Termination  Facilities    Other    Provision
                              -------------- ------------ --------- ------------

Balance, July 31, 1999.........$  2,855     $  2,598    $  463       $   5,916
Cash payments.................    (760)        (162)      (58)         (1,260)
                              ----------- ------------ ---------   -------------
Balance, October  31, 1999.... $  2,095     $  2,436    $  405       $   4,936
                              =========== ============ =========   =============

Long term balance............ $     250      $ 1,807     $ 245       $   2,302
                              ========== ============ =========    =============

During the three months ended October 31, 1999 the Company made cash payments of approximately $1.3 million relating to the provision for restructuring costs recorded in fiscal year 1999. This included $760,000 in salary continuance for terminated employees, $162,000 in rent for the Company's vacant office space in Toronto and the United Kingdom, and $58,000 in other miscellaneous costs.

As at October 31, 1999, the Company has not been successful in finding alternative arrangements regarding its vacant facilities in Toronto and the United Kingdom.

Employee terminations include salary continuance for which the Company is contractually obligated to pay. All employees were terminated on or before April 30, 1999.


EXECUTIVE CHANGE

Subsequent to the end of the quarter, John Kelly, Chief Executive Officer and President, announced his retirement to pursue other interests. The impact, if any, on the remainder of the fiscal year cannot be determined at this time. John Gleed, Director and Founder of the Company, has assumed the responsibilities of interim Chief Executive Officer until a new Chief Financial Officer can be found. John Kelly will remain as a Director of the Company.


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

The Company recognizes the need to ensure its operations will not be adversely impacted by software failures caused by the advent of the Year 2000. To address the Year 2000 issues, the Company has commenced a program which entailed a comprehensive review of its software products, internal financial and operational systems, and the Company's suppliers.

The Company has reviewed all its major products and believes that the majority of the current versions are Year 2000 compliant. However, during, and subsequent to, the quarter ended October 31, 1999, the Company became aware of problems in certain date handling capabilities of certain older products. These products include Filler 4 and 5, Filler Pro 4 and 5 and the Central Pro Calculation Agent. The Company has contacted all known customers and all known users of these affected products and has made available corrected versions of the identified products. While the Company believes that the number of users affected will be very small, there can be no assurance that a large number of customers will not be affected, that the Company has contacted all users of the identified products, or that those customers will implement the corrected versions of the software. The Company has made available information on its Year 2000 product compliance on its Web site http://www.jetform.com.

With respect to the Company's internal systems, the Company has identified internal hardware and software systems that could be affected by the Year 2000 date change. The Company has taken preventive measures in those cases where systems have been found not to be Year 2000 compliant either by replacing those systems or upgrading to compliant versions offered by suppliers. All costs associated with modifying the existing internal use computer software were expensed as incurred. The Company is continuing to test its internal systems and believes that it will not experience serious interruptions in its business due to the failure of its systems. There can be no assurance that the Company has identified all required changes or that its internal systems will not be materially, adversely affected by the advent of the Year 2000.

The Company has contacted its major suppliers and is not aware of any Year 2000 compliance issues that would impact its normal business operations. However, there can be no assurance that the systems of its major suppliers and other service providers on which the Company relies will not be adversely impacted by software failures caused be the advent of the Year 2000.

The Company believes that it has successfully implemented the systems and programming changes necessary to address the Year 2000 issues with respect to its products and internal systems. However, the risks from the inability of the Company's software products or internal systems to properly function in the Year 2000 could result in increased warranty costs, customer satisfaction issues, inability to ship products, potential lawsuits, and other costs and liabilities resulting from business interruptions. To the extent possible, the Company has developed contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems. The amount of potential customer claims arising from the advent of the Year 2000 and the possible inability of the Company's products to adequately handle date changes cannot be estimated.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Each year, the Company's shareholders elect the directors of the Company for the ensuing year. At the Company's annual meeting of shareholders held on September 8, 1999 (the "Annual Meeting"), the following individuals were elected to the board of directors:

Robert F. Allum, John Gleed, Eric R. Goodwin, Thomas E. Hicks, John B. Kelly, Graham C. Macmillan, Dennis B. Maloney, Abraham E. Ostrovsky, Donald J. Payne, Stephen A. Holinski, Stanley A. Young, Dr. John B. Millard, Siegfried E. Buck


The following proposals, as more particularly described in the Company's Management Proxy Circular dated July 26, 1999, were approved at the Company's Annual Meeting.

                                        Votes For           Votes Against or
                                                               Withheld

1.    Election of directors             6,600,577                43,425

2.    Appointment  of  PricewaterhouseCoopers as
      independent  auditors for the fiscal year
      ending April 30, 2000.             635,679                 40,788



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Ex-1.0 Amendment dated October 27, 1999, to Loan Agreement between the Royal Bank of Canada and the Registrant.

There were no reports on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JetForm Corporation




    December 4, 1999                      By:          John Gleed
-----------------------------                 --------------------------
         Date                                           John Gleed
                                            Chief Executive Officer and Director




   December 4, 1999                       By:       Jeffrey McMullen
-----------------------------                ----------------------------
         Date                                       Jeffrey McMullen
                                              Vice President, Finance and Chief
                                                     Financial Officer