Form 10-Q
period 2000-01-31
JETFORM CORP
filed 2000-03-15
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000


_____ TRANSITION REPORT  PURSUANT TO 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934


For the transition period _________ to __________

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

                                    Yes  X   No
                                        ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

              The number of the issuer's Common Shares outstanding
                         on March 10, 2000: 19,498,289

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                             PAGE NO.

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as at January 31, 2000, and       3
                 April 30, 1999

               Consolidated  Statements  of  Operations  for the
                 three and nine month periods ended January 31, 2000,
                 and January 31, 1999                                        4

               Consolidated Statements of Comprehensive Income for
                 the three and nine month  periods  ended
                 January  31, 2000 and January 31, 1999                      5

               Consolidated  Statements  of Cash  Flows  for the
                 three and nine month periods ended January 31, 2000,
                 and January 31, 1999                                        6

               Notes to Consolidated Financial Statements                    7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        12

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                            21

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                             21

SIGNATURES                                                                  22



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

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

             (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT SHARE AMOUNTS)

                                                      JANUARY 31,      APRIL 30,
                                                         2000             1999
                                                    ------------     -----------

 CURRENT ASSETS
 Cash and cash equivalents......................     $ 36,029         $ 47,262
 Accounts receivable (Note 2)...................       23,819           29,274
 Term accounts receivable (Note 2)..............        9,521           13,486
 Unbilled receivables...........................        3,449            3,455
 Inventory......................................          976            1,139
 Deferred tax assets............................        1,310            1,310
 Prepaid expenses and deferred charges..........        2,660            3,727
 Asset held for sale ...........................           --            3,417
                                                   -----------      -----------
                                                       77,764          103,070
 TERM ACCOUNTS RECEIVABLE (NOTE 2)..............        1,382            6,090
 DEFERRED TAX ASSETS............................        4,014            3,218
 FIXED ASSETS (NOTE 3)..........................       17,336           18,620
 OTHER ASSETS (NOTE 3)..........................       24,165           25,871
                                                   ===========      ===========
                                                    $ 124,661        $ 156,869
                                                   ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
 Accounts payable...............................      $ 5,613          $ 7,874
 Accrued liabilities............................       14,418           15,656
 Unearned revenue...............................       13,828           12,463
 Current portion of Delrina obligation (Note 5).        2,962           22,023
                                                   -----------      -----------
                                                       36,821           58,016
 DEFERRED INCOME TAXES (NOTE 6).................          164              164
 ACCRUED LIABILITIES (NOTE 7) ..................        2,099            3,225
 TERM LOAN (NOTE 4).............................       10,000            9,998
 DELRINA OBLIGATION (NOTE 5)....................           --              536
                                                   -----------      -----------
                                                       49,084           71,939
                                                   -----------      -----------
 SHAREHOLDERS' EQUITY
 Capital stock (Issued and  outstanding -- 19,480,573
 Common  Shares  and  450,448   Preference
  Shares  at  January  31,  2000; 19,421,428
  Common Shares and 450,448 Preference
  Shares at April 30, 1999) ....................      247,452          247,119

 Cumulative translation adjustment..............      (2,173)          (1,052)
 Deficit........................................    (169,702)        (161,137)
                                                   -----------      -----------
                                                       75,577           84,930
                                                   -----------      -----------
                                                     $124,661        $ 156,869
                                                   ===========      ===========


(the accompanying notes are an integral part of these consolidated financial statements)




                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

      (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               JANUARY 31,               JANUARY 31,
                                         ------------------------- ------------------------
                                            2000         1999         2000         1999
                                         ------------ ------------ -----------  ------------

REVENUES
Product                                     $ 10,630      $11,260     $37,255       $53,289
Service                                       10,489       12,462      31,985        34,726
                                         ------------ ------------ -----------  ------------
                                              21,119       23,722      69,240        88,015
                                         ------------ ------------ -----------  ------------
COSTS AND EXPENSES
Cost of product                                2,828        2,485       7,600         6,776
Cost of service                                3,037        5,184       9,694        13,995
Sales and marketing                           10,700       13,973      33,242        38,493
General and administrative                     4,843        2,732      10,011         7,939
Research and development                       4,305        3,958      11,973        11,055
Depreciation and amortization                  2,544        3,158       7,641         8,965
Gain on sale of assets                            --           --     (1,813)            --
                                         ------------ ------------ -----------  ------------
                                              28,257       31,490      78,348        87,223
                                         ------------ ------------ -----------  ------------
OPERATING INCOME (LOSS)                      (7,138)      (7,768)     (9,108)           792
Other income                                     311          812       1,148         2,898
                                         ------------ ------------ -----------  ------------
INCOME (LOSS) BEFORE TAXES                   (6,827)      (6,956)     (7,960)         3,690
Provision for income taxes (Note 6)            (221)        (210)       (605)       (1,832)
                                         ------------ ------------ -----------  ------------
NET INCOME (LOSS)                           $(7,048)    $ (7,166)    $(8,565)       $ 1,858
                                         ============ ============ ===========  ============

BASIC INCOME (LOSS) PER SHARE
Net income (loss) per share                 $ (0.35)     $ (0.36)    $ (0.43)        $ 0.09
Weighted average number of shares         19,908,264   19,779,343  19,897,414    19,811,282
FULLY DILUTED INCOME (LOSS) PER SHARE
Net income (loss) per share                 $ (0.35)     $ (0.36)    $ (0.43)        $ 0.09
Weighted average number of shares         19,908,264   19,779,343  19,897,414    20,355,358


(the accompanying notes are an integral part of these consolidated financial statements)



                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                       (IN THOUSANDS OF CANADIAN DOLLARS)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               JANUARY 31,               JANUARY 31,
                                         ------------------------- ------------------------
                                            2000         1999         2000         1999
                                         ------------ ------------ -----------  ------------
Net income (loss).......................  $  (7,048)    $ (7,166)   $ (8,565)        $1,858
  Cumulative translation adjustment.....     (1,609)          --      (1,121)            --
                                         ------------ ------------ -----------  ------------
Comprehensive income (loss).............   $ (8,657)    $ (7,166)   $ (9,686)        $1,858
                                         ============ ============ ===========  ============


(the accompanying notes are an integral part of these consolidated financial statements)


                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                       (IN THOUSANDS OF CANADIAN DOLLARS)

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              JANUARY 31,              JANUARY 31,
                                         ----------------------- -------------------------
                                            2000        1999        2000         1999
                                         ----------- ----------- ------------ ------------

CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net income (loss)                          $(7,048)   $ (7,166)     $(8,565)      $ 1,858
Items not involving cash:
  Depreciation and amortization               3,496       3,997       10,246       11,175
  Other non-cash items                        (342)          --          117           --
Net change in operating components of
  working capital                             8,307       6,263       13,395      (5,545)
                                         ----------- ----------- ------------ ------------
                                              4,413       3,094       15,193        7,488
                                         ----------- ----------- ------------ ------------
INVESTING ACTIVITIES
Purchase of fixed assets                    (1,728)     (2,393)      (3,882)      (6,548)
Increase in other assets                      (736)     (1,037)      (3,282)      (3,883)
                                         ----------- ----------- ------------ ------------
                                            (2,464)     (3,430)      (7,164)     (10,431)
                                         ----------- ----------- ------------ ------------
FINANCING ACTIVITIES
Proceeds from issuance of shares                155         297          333        2,876
Repayment of long term debt                 (5,053)    (15,529)     (19,595)     (41,400)
                                         ----------- ----------- ------------ ------------
                                            (4,898)    (15,232)     (19,262)     (38,524)
                                         ----------- ----------- ------------ ------------
DECREASE IN CASH AND CASH
  EQUIVALENTS                               (2,949)    (15,568)     (11,233)     (41,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF      38,978      65,705       47,262       91,604
PERIOD
                                         ----------- ----------- ------------ ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $36,029    $ 50,137      $36,029     $ 50,137
                                         =========== =========== ============ ============



(the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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


2.   ACCOUNTS RECEIVABLE

Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $3.2 million at January 31, 2000 and $1.9 million at April 30, 1999.

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

The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at January 31, 2000 and April 30, 1999 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $1.4 million and $6.1 million, respectively.

The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.


3.      FIXED ASSETS AND OTHER ASSETS

The Consolidated Balance Sheets include the following amounts:

                                                JANUARY 31,      APRIL 30, 1999
                                                   2000
                                             ----------------   ----------------

                                              (in thousands of Canadian dollars)
      Accumulated  depreciation  and
        amortization included in fixed
        assets                                 $ 20,682           $ 16,027
                                             ================   ================

      Accumulated  amortization
        included  in  other  assets            $ 21,180           $ 17,600
                                             ================   ================


4.   FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at January 31, 2000 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements was approximately US$6.5 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

The Company has a $20 million credit facility with the Royal Bank of Canada (the "Bank"). The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at January 31, 2000, the Company had drawn down the $10 million term loan facility and fixed the interest rate until April 20, 2000 at 6.77%. The Company had no borrowings against its revolving line of credit as at January 31, 2000. The Company has granted as collateral a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries. The loss incurred during the three months ended January 31, 2000 constituted an event of default under the credit facility with respect to the unutilized $10 million revolving line of credit.

JetForm hedges its U.S. dollar net asset or liability position to reduce its exposure to currency fluctuations. To achieve this objective, JetForm primarily enters into foreign exchange forward contracts with major Canadian chartered banks, and therefore, does not anticipate non-performance by these counterparties. JetForm does not enter into foreign exchange forward contracts for speculative or trading purposes. Gains and losses on these forward exchange contracts are recognized and included in income as realized and offset against foreign exchange gains and losses on the underlying net asset or liability position. As at January 31, 2000 the Company did not have a significant U.S. dollar exposure or any foreign exchange forward contracts oustanding.


5.   DELRINA OBLIGATION

On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina
Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA.

Under the asset purchase agreement, the Company will make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges. In addition, the amended agreement provided that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at January 31, 2000, the Company believes that Delrina held no Common Shares of the Company.

The current estimated fair value of the Delrina obligation is approximately the same as that recorded in these consolidated financial statements.


6.   INCOME TAXES

As at January 31, 2000, the Company had net deferred tax assets of $54.3 million, the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company has provided for a valuation allowance of $49.2 million.


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

The following table summarizes the activity in the provision for restructuring costs during the three months ended January 31, 2000:


                                       EMPLOYEE                          TOTAL
                                     TERMINATION  FACILITIES   OTHER   PROVISION

                                  ----------------------------------------------

  Balance, October  31, 1999......       $2,095    $2,436     $405      $ 4,936
  Cash payments...................        (583)     (468)     (48)       (1,099)
                                  ----------------------------------------------
  Balance, January 31, 2000......        $1,512    $1,968     $357      $ 3,837
                                  ==============================================

  Long term balance..............        $  453    $1,488     $158      $ 2,099
                                  ==============================================

During the three months ended January 31, 2000, the Company bought out the lease obligation of its vacant Toronto facilities for $420,000. The Company has not been successful in finding alternative arrangements regarding its vacant facilities in the United Kingdom.

Employee terminations include salary continuance for which the Company is contractually obligated to pay. All employees were terminated on or before April 30, 1999.


8.  SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Company's Chief Executive Officer. The Company's reportable segments include Product, Consulting, and Customer Support. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

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

The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                     JANUARY 31,               JANUARY 31,
                                  2000         1999          2000        1999

PRODUCT
   Revenues                      $ 10,630     $ 11,260     $ 37,255    $ 53,289
   Costs                            8,569       11,677       26,177      32,470
                                 --------     ---------    --------    --------
   Contribution                     2,061         (417)      11,078      20,819
                                 --------     ---------    --------    --------

CONSULTING
   Revenues                         4,576        6,587       15,551      17,990
   Costs                            2,123        3,126        6,776       9,593
                                 --------     ---------    --------    --------
   Contribution                     2,453        3,461        8,775       8,397
                                 --------     ---------    --------    --------

CUSTOMER SUPPORT
   Revenues                         5,913        5,875       16,434      16,736
   Costs                              923        1,271        2,399       3,040
                                 --------     ---------    --------    --------
   Contribution                     4,990        4,604       14,035      13,696
                                 --------     ---------    --------    --------

Total contribution                  9,504        7,648       33,888      42,912
Research and development           (4,305)      (3,958)     (11,973)    (11,055)
Other expenses                    (12,337)     (11,458)     (32,836)    (31,065)
Gain on sale of assets                 --           --        1,813          --
                                 --------     ---------    --------    ---------
Operating income (loss)           $(7,138)     $(7,768)     $(9,108)   $    792
                             ============= ============  =========== ===========


9.  RECENT ACCOUNTING PRONOUNCEMENTS

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


10.  THE YEAR 2000

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 1999. The following discussion provides a comparative analysis of material changes in the financial condition and results of operations of the Company and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific, JetForm Nordic, JetForm France, JetForm UK, JetForm Germany, JetForm Ireland, and JetForm Japan for the three and nine months ended January 31, 2000 and 1999.

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

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin, and product and service margin:


                         THREE MONTHS ENDED JANUARY 31,                    NINE MONTHS ENDED JANUARY 31,
                  ---------------------------------------------     ---------------------------------------------
                          2000                    1999                     2000                     1999
                  ---------------------    --------------------     --------------------    ---------------------
                                                (in thousands of Canadian dollars)

Product revenue   $ 10,630        100%     $ 11,260       100%      $37,255        100%     $ 53,289        100%

Cost of product      2,828         27%        2,485        22%        7,600         20%        6,776         13%
                  ---------    --------    ---------    -------     --------     -------    ---------    --------
Product margin     $ 7,802         73%      $ 8,775        78%      $29,655         80%      $46,513         87%

                  =========    ========    =========    =======     ========     =======    =========    ========

Service revenue   $ 10,489        100%     $ 12,462       100%      $31,985        100%     $ 34,726        100%

Cost of service      3,037         29%        5,184        42%        9,694         30%       13,995         40%
                  ---------    --------    ---------    -------     --------     -------    ---------    --------
Service margin     $ 7,452         71%      $ 7,278        58%      $22,291         70%     $ 20,731         60%

                  =========    ========    =========    =======     ========     =======    =========    ========

Total revenues    $ 21,119        100%     $ 23,722       100%      $69,240        100%     $ 88,015        100%

Cost of product
  and service        5,865         28%        7,669        32%       17,294         25%       20,771         24%
                  ---------    --------    ---------    -------     --------     -------    ---------    --------
Product and
  service margin  $ 15,254         72%     $ 16,053        68%      $51,946         75%     $ 67,244         76%
                  =========    ========    =========    =======     ========     =======    =========    ========

        The following table presents, for the periods indicated, consolidated statements of operations data expressed as a percentage of total revenues:


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                          JANUARY 31,                  JANUARY 31,
                                    ------------------------     ------------------------
                                      2000         1999          2000          1999
                                    ----------    ----------     ----------    ----------

REVENUES
Product                                   50%           47%            54%           61%
Service                                   50%           53%            46%           39%
                                    ----------    ----------     ----------    ----------

                                         100%          100%           100%          100%
                                    ----------    ----------     ----------    ----------
COSTS AND EXPENSES
Cost of product                           13%           10%            11%            8%
Cost of service                           14%           22%            14%           16%
Sales and marketing                       51%           59%            48%           44%
General and administrative                23%           12%            14%            9%
Research and development                  20%           17%            17%           13%
Depreciation and amortization             12%           13%            11%           10%
Gain on sale of assets                     --            --            -3%            --
                                    ----------    ----------     ----------    ----------
                                         134%          133%           113%           99%
                                    ----------    ----------     ----------    ----------
OPERATING INCOME (LOSS)                  -34%          -33%           -13%            1%
Other Income                               1%            3%             2%            3%
                                    ----------    ----------     ----------    ----------

INCOME (LOSS) BEFORE TAXES               -32%          -29%           -11%            4%
Provision for income taxes                -1%           -1%            -1%           -2%
                                    ----------    ----------     ----------    ----------

NET INCOME (LOSS)                        -33%          -30%           -12%            2%
                                    ==========    ==========     ==========    ==========


     The following table provides details of product revenue by geographic segment and within North America, by distribution channel:


                            THREE MONTHS ENDED JANUARY 31,         NINE MONTHS ENDED JANUARY 31,
                          -----------------------------------    -----------------------------------
                                                   INCREASE                                INCREASE
                            2000         1999      (DECREASE)      2000         1999       (DECREASE)
                          ----------   ---------   ----------    ----------   ---------    ---------
                                             (in thousands of Canadian dollars)

PRODUCT REVENUE BY
REGION
North America               $ 6,256     $ 5,089          23%       $22,717     $36,154         -37%
Europe                        4,233       5,290         -20%        12,129      13,478         -10%
Rest of World                   141         881         -84%         2,409       3,657         -34%
                          ----------   --------                 ----------     -------
                            $10,630    $ 11,260          -6%       $37,255     $53,289         -30%
                          ==========   =========                 ==========   =========

PRODUCT REVENUE BY
Direct sales                $ 4,281     $ 2,895          48%       $ 9,664     $15,555         -38%
Reseller and OEM              1,975       2,194         -10%        13,053      20,599         -37%
                          ----------   --------                 ----------     -------
                            $ 6,256     $ 5,089          23%       $22,717     $36,154         -37%
                          ==========   =========                 ==========   =========


THREE MONTHS ENDED JANUARY 31, 2000, COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

REVENUES

     TOTAL REVENUES. Total revenues decreased 11% to $21.1 million for the three months ended January 31, 2000 from $23.7 million for the three months ended January 31, 1999. Total revenues consisted of 50% product revenue and 50% service revenue for the three months ended January 31, 2000.

     PRODUCT REVENUE. Product revenue decreased 6% to $10.6 million for the three months ended January 31, 2000 from $11.3 million for the three months ended January 31, 1999. Product revenue derived from North America, Europe and Rest of World represented 59%, 40%, and 1%, respectively, of product revenue for the three months ended January 31, 2000, as compared to 45%, 47% and 8%, respectively, of product revenue for the three months ended January 31, 1999.

     The Company attributes the decrease in product revenue to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors selling pre-packaged solutions.

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

     The Company has also experienced a shift of focus by its customers to Internet-based solutions from more traditional client/server solutions and the emergence of new competitors selling pre-packaged solutions. The Company has developed a comprehensive strategy to address both the market for Internet-based solutions and prepackaged applications. However, there can be no assurance that revenue derived from this strategy will be sufficient to offset the potential decrease in revenue from the Company's client/server products.

     Product revenue derived from North America increased 23% to $6.3 million for the three months ended January 31, 2000 from $5.1 million for the three months ended January 31, 1999. Product revenue from direct sales, which represented 68% of North American product revenue, increased 48% to $4.3 million for the three months ended January 31, 2000 from $2.9 million for the three months ended January 31, 1999. Reseller and OEM sales, which represented 32% of North American product revenue, decreased 10% to $2.0 million for the three months ended January 31, 2000 from $2.2 million for the three months ended January 31, 1999.

     Product revenue derived from Europe decreased 20% to $4.2 million for the three months ended January 31, 2000 from $5.3 million for the three months ended January 31, 1999 primarily due to decreased licence revenue from Germany and Sweden.

     Product revenue derived from Rest of World decreased 84% to $141,000 for the three months ended January 31, 2000 from $881,000 for the three months ended January 31, 1999, primarily due to decreased licence revenue from Australia and Japan.

     SERVICE REVENUE. Service revenue decreased 16% to $10.5 million for the three months ended January 31, 2000 from $12.5 million for the three months ended January 31, 1999. For both the three months ended January 31, 1999 and 2000, maintenance and support revenue remained constant at $5.9 million. The Company's consulting revenue decreased 31% to $4.6 million for the three months ended January 31, 2000 from $6.6 million for the three months ended January 31, 1999. For the three months ended January 31, 1999 consulting revenue included $767,000 from Why Interactive which was sold in May 1999. Excluding revenue from Why Interactive, consulting revenue decreased 21% primarily due to the general decrease in product sales.


COSTS AND EXPENSES

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization, and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain JetForm products and amortization of deferred product development costs. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets , goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. In general, the Company expects goodwill from acquisitions of technology to have a useful life of not more than seven years and distribution rights to have a useful life of not more than fifteen years.

     TOTAL COSTS AND EXPENSES. Total costs and expenses were $28.3 million for the three months ended January 31, 2000, a decrease of 10% from $31.5 million for the three months ended January 31, 1999.

     COST OF PRODUCT. Cost of product increased 14% to $2.8 million for the three months ended January 31, 2000 from $2.5 million for the three months ended January 31, 1999, primarily due to increases in third party royalties and amortization of development and translation costs charged to cost of product. For the three months ended January 31, 2000, total deferred costs charged to cost of product increased to $952,000 from $839,000 for the three months ended January 31, 1999. The product margin decreased to 73% for the three months ended January 31, 2000 from 78% for the three months ended January 31, 1999, primarily due to a decrease in product revenue and an increase in amortization of development and translation costs.

     COST OF SERVICE. Cost of service decreased 41% to $3.0 million for the three months ended January 31, 2000 from $5.2 million for the three months ended January 31, 1999, primarily as a result of a decrease in staff resulting from the Company's restructuring in the fourth quarter of fiscal year 1999 and the sale of Why Interactive in May 1999. The service margin increased to 71% for the three months ended January 31, 2000 from 58% for the three months ended January 31, 1999 primarily as a result of the sale of Why Interactive which had lower margins than other services.

     SALES AND MARKETING. Sales and marketing expenses decreased 23% to $10.7 million for the three months ended January 31, 2000 from $14.0 million for the three months ended January 31, 1999, primarily as a result of a decrease in sales and marketing staff resulting from the Company's restructuring in the fourth quarter of fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 77% to $4.8 million for the three months ended January 31, 2000 from $2.7 million for the three months ended January 31, 1999, primarily due to approximately $2.3 million relating to the write-off of a non-core technology investment and the departure of the Company's Chief Executive Officer and one other executive. Excluding these charges, general and administrative expenses decreased 7% to $2.5 million for the three months ended January 31, 2000. As a percentage of total revenues, general and administrative expenses (excluding the write-off and departure charges) remained constant at 12% for the three months ended January 31, 2000 and 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 9% to $4.3 million for the three months ended January 31, 2000 from $4.0 million for the three months ended January 31, 1999, primarily due to an increase in the number of employees and related costs. During both the three months ended January 31, 2000 and 1999, the Company capitalized approximately $900,000 of software development costs. Research and development expense was 40% and 35% of product revenue for the three months ended January 31, 2000 and 1999, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 19% to $2.5 million for the three months ended January 31, 2000 from $3.2 million for the three months ended January 31, 1999, primarily as a result of the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

     OPERATING LOSS. Operating loss decreased 8% to an operating loss of $7.2 million for the three months ended January 31, 2000 from $7.8 million for the three months ended January 31, 1999.

     OTHER INCOME (EXPENSE). Interest and other income decreased to $311,000 for the three months ended January 31, 2000 from $812,000 for the three months ended January 31, 1999, primarily due to a decrease in investment income on cash and cash equivalents.

     PROVISIONS FOR INCOME TAXES. The Company recorded a provision for taxes of $221,000 for the three months ended January 31, 2000, compared to $210,000 for the three months ended January 31, 1999.


NINE MONTHS ENDED  JANUARY 31, 2000,  COMPARED TO NINE MONTHS ENDED  JANUARY 31,
1999

REVENUES

     TOTAL REVENUES. Total revenues decreased 21% to $69.2 million for the nine months ended January 31, 2000 from $88.0 million for the nine months ended January 31, 1999. Total revenues consisted of 54% product revenue and 46% service revenue for the nine months ended January 31, 2000.

     PRODUCT REVENUE. Product revenue decreased 30% to $37.3 million for the nine months ended January 31, 2000 from $53.3 million for the nine months ended January 31, 1999. Product revenue derived from North America, Europe and Rest of World represented 61%, 33%, and 6%, respectively, of product revenue for the nine months ended January 31, 2000, as compared to 68%, 25% and 7%, respectively, of product revenue for the nine months ended January 31, 1999. The Company attributes the decrease in product revenue to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence new competitors selling pre-packaged solutions.

     Product revenue derived from North America decreased 37% to $22.7 million for the nine months ended January 31, 2000 from $36.2 million for the nine months ended January 31, 1999. Product revenue from direct sales, which represented 43% of North American product revenue, decreased 38% to $9.7 million for the nine months ended January 31, 2000 from $15.6 million for the nine months ended January 31, 1999. Reseller and OEM sales, which represented 57% of North American product revenue, decreased 37% to $13.1 million for the nine months ended January 31, 2000 from $20.6 million for the nine months ended January 31, 1999.

     Product revenue derived from Europe decreased 10% to $12.1 million for the nine months ended January 31, 2000 from $13.5 million for the nine months ended January 31, 1999, primarily due to decreased licence revenue from Germany and Sweden.

     Product revenue derived from Rest of World decreased 34% to $2.4 million for the nine months ended January 31, 2000 from $3.7 million for the nine months ended January 31, 1999, primarily due to decreased licence revenue from Australia and Japan.

     SERVICE REVENUE. Service revenue decreased 8% to $32.0 million for the nine months ended January 31, 2000 from $34.7 million for the nine months ended January 31, 1999. For the nine months ended January 31, 2000, maintenance and support revenue decreased 2% to $16.4 million from $16.7 million for the nine months ended January 31, 1999. The Company's consulting revenue decreased 14% to $15.6 million for the nine months ended January 31, 2000 from $18.0 million for the nine months ended January 31, 1999. For the nine months ended January 31, 1999 consulting revenue included $2.8 million from Why Interactive which was sold in May 1999. Excluding revenue from Why Interactive, consulting revenue increased 2%.

COSTS AND EXPENSES

     TOTAL COSTS AND EXPENSES. Total costs and expenses were $78.3 million for the nine months ended January 31, 2000, a decrease of 10% from $87.2 million for the nine months ended January 31, 1999.

     COST OF PRODUCT. Cost of product increased 12% to $7.6 million for the nine months ended January 31, 2000 from $6.8 million for the nine months ended January 31, 1999, primarily as a result of the increase in amortization of deferred development costs. For the nine months ended January 31, 2000, total deferred costs charged to cost of product increased to $2.6 million from $2.2 million for the nine months ended January 31, 1999. The product margin decreased to 80% for the nine months ended January 31, 2000 from 87% for the nine months ended January 31, 1999 primarily due to a decrease in product revenue and an increase in amortization of development and translation costs.

     COST OF SERVICE. Cost of service decreased 31% to $9.7 million for the nine months ended January 31, 2000 from $14.0 million for the nine months ended January 31, 1999, primarily as a result of an decrease in the number of employees resulting from the Company's restructuring in the fourth quarter of fiscal year 1999 and the sale of Why Interactive in May 1999. The service margin increased to 70% for the nine months ended January 31, 2000 from 60% for the nine months ended January 31, 1999, primarily as a result of the sale of Why Interactive which has lower margins than other services.

     SALES AND MARKETING. Sales and marketing expenses decreased 14% to $33.2 million for the nine months ended January 31, 2000 from $38.5 million for the nine months ended January 31, 1999, primarily as a result of a decrease in sales and marketing staff resulting from the Company's restructuring in the fourth quarter of fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 26% to $10.0 million for the nine months ended January 31, 2000 from $7.9 million for the nine months ended January 31, 1999, primarily due to approximately $2.3 million of costs relating to the write-off of a non-core technology investment and the departure of the Company's Chief Executive Officer and one other executive. Excluding these charges, general and administrative expenses decreased 3% to $7.7 million for the nine months ended January 31, 2000. As a percentage of total revenues, general and administrative expenses (excluding the write-off and departure charges) increased to 11% for the nine months ended January 31, 2000 from 9% for the nine months ended January 31, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 8% to $12.0 million for the nine months ended January 31, 2000 from $11.1 million for the nine months ended January 31, 1999, primarily due to an increase in the number of employees and related costs. During both the nine months ended January 31, 2000 and 1999, the Company capitalized approximately $2.7 million of software development costs. Research and development expense was 32% and 21% of product revenue for the nine months ended January 31, 2000 and 1999, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 15% to $7.6 million for the nine months ended January 31, 2000 from $9.0 million for the nine months ended January 31, 1999, primarily as a result of the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

     OPERATING INCOME (LOSS). Operating income decreased to a loss of $9.1 million for the nine months ended January 31, 2000 from income of $792,000 for the nine months ended January 31, 1999.

     OTHER INCOME (EXPENSE). Interest and other income decreased to $1.1 million for the nine months ended January 31, 2000 from $2.9 million for the nine months ended January 31, 1999, primarily due to a decrease in investment income on cash and cash equivalents.

     PROVISIONS FOR INCOME TAXES. The Company recorded a provision for taxes of $605,000 for the nine months ended January 31, 2000, compared to $1.8 million for the nine months ended January 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     As at January 31, 2000 and April 30, 1999, the Company had $36.0 million and $47.3 million of cash and cash equivalents respectively. During the nine months ended January 31, 2000, the Company's cash and cash equivalents decreased by $11.2 million, primarily due to three payments to Delrina totaling $19.6 million which was partly offset by cash inflows from operations.


OPERATIONS

     The Company decreased its investment in the non-cash operating components of working capital during the nine months ended January 31, 2000, by approximately $13.4 million, primarily due to decreases in accounts receivable and prepaid charges offset by decreases in accounts payable and accrued liabilities.

     The Company purchased approximately $3.9 million of fixed assets in the nine months ended January 31, 2000. The purchases of fixed assets included computer hardware and software, office equipment and furniture, and leasehold improvements. During the nine months ended January 31, 2000, the Company increased its investment in other assets by $3.3 million related primarily to capitalized development costs.

     During the nine months ended January 31, 2000, the Company generated cash of approximately $333,000 relating to the Company's stock purchase plan and the exercise of stock options by employees and others.


ACCOUNTS RECEIVABLE AND TERM ACCOUNTS RECEIVABLE

     Total accounts receivable and term accounts receivable decreased $14.2 million to $34.7 million at January 31, 2000 from $48.9 million at April 30, 1999, due to the reduction in revenue, the Company's increased focus on collections, and the Company's decision to reduce granting extended payment terms. Accounts receivable decreased to $23.8 million at January 31, 2000 from $29.3 million at April 30, 1999. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, decreased by $8.7 million to $10.9 million as at January 31, 2000 from $19.6 million on April 30, 1999.

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

     On February 12, 1998, the Company and Delrina re-negotiated certain terms of the Delrina Asset Purchase Agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate which will result in a reduction in future imputed interest charges. In addition, the amended agreement provides that the Company may issue its Common Shares to Delrina in satisfaction of a portion of its payment obligations provided that: (i) the total market value of the Company's Common Shares held by Delrina immediately following such issuance does not exceed US$14.0 million thereafter; and (ii) the Company continues to meet certain registration requirements in respect of such issued Common Shares. As at January 31, 2000, the Company believes that Delrina held no Common Shares of the Company.

     During the nine months ended January 31, 2000, the Company made payments of approximately US$13.2 million ($19.6 million) in satisfaction of its quarterly obligations to Delrina. As at January 31, 2000, the next two scheduled quarterly payments total US$2.0 million.


FINANCIAL INSTRUMENTS AND CREDIT FACILITY

     The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at January 31, 2000 and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$6.5 million and US$6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse.

The Company has a $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at January 31, 2000, the Company had drawn down the $10 million term loan facility and fixed the interest rate until April 20, 2000 at 6.77%. The Company had no borrowings against its revolving line of credit as at January 31, 2000. The Company has granted as collateral a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries. The loss incurred during the three months ended January 31, 2000 constituted an event of default under the credit facility with respect to the unutilized $10 million revolving line of credit.

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

   The   following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the three months ended January 31, 2000:


                                          EMPLOYEE                                  TOTAL
                                          TERMINATION      FACILITIES    OTHER      PROVISION
                                        ---------------- ------------ --------- ---------------

     Balance, October  31, 1999......        $2,095       $2,436      $405         $ 4,936
     Cash payments.....................       (583)        (468)      (48)         (1,099)
                                        ---------------- ------------ --------- ---------------
     Balance, January  31, 2000........      $1,512       $1,968      $357         $ 3,837
                                        ================ ============ ========= ===============

     Long term balance.................       $ 453       $1,488      $158         $ 2,099
                                        ================ ============ ========= ===============



During the three months ended January 31, 2000, the Company bought out its lease obligation of its vacant Toronto facilities for $420,000. The Company has not been successful in finding alternative arrangements regarding its vacant facilities in the United Kingdom.

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

As at January 31, 2000 the Company was not aware of any significant problems resulting from the Year 2000 Issue. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, or third parties, have been fully resolved.



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


                               JETFORM CORPORATION




          March 10, 2000             By:               /s/John Gleed
----------------------------------        --------------------------------------
               Date                                     John Gleed
                                           Chief Executive Officer and Director




          March 10, 2000             By:            /s/Jeffrey McMullen
----------------------------------        --------------------------------------
               Date                                  Jeffrey McMullen
                                             Vice President, Finance and Chief
                                                     Financial Officer