Form 10-K
period 2000-04-30
JETFORM CORP
filed 2000-07-28
CIK 887614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----  1934
For the fiscal year ended April 30, 2000.

       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934

For the transition period from _____ to _______

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

                                                  Name of each exchange on which
Title of each class                                    registered
Common shares, without par value                        Pacific Stock Exchange

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

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold as reported on the NASDAQ Stock Market on July 20, 2000 was US$82,966,114. For the purpose of determining this amount, voting stock held by officers, directors and stockholders whose ownership exceeds five percent are excluded. This determination of affiliate status is provided for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

State the number of the issuer's Common Shares outstanding on July 20, 2000; 19,625,919

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               JETFORM CORPORATION
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

ITEM 1...............BUSINESS                                                  4

ITEM 2...............PROPERTIES                                               15

ITEM 3...............LEGAL PROCEEDINGS                                        15

ITEM 4...............SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

                                     PART II

ITEM 5...............MARKET FOR  REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER  MATTERS                             16

ITEM 6...............SELECTED FINANCIAL DATA                                  18

ITEM 7...............MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            19

ITEM 7A..............QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISKS                                             29

ITEM 8...............FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              29

ITEM 9...............CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                   53


                                    PART III

ITEM 10..............DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       54

ITEM 11..............EXECUTIVE COMPENSATION                                   58

ITEM 12..............SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND  MANAGEMENT                                          63

ITEM 13..............CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           64

                                     PART IV

ITEM 14..............EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K                       66

SIGNATURES                                                                    71

    This Annual Report on Form 10-K ("Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes", "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of changes in technology, changes in industry standards, new product introduction by competitors, increased participation in the enterprise software market by major corporations and other matters set forth in this Report (see Item 1. Business - "Risk Factors"). The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

    The following chart sets forth certain information concerning the principal subsidiaries of the Company as at April 30, 2000:


                                                  JetForm Corporation
                                                  (Delaware, U.S.A.)

                                                 JetForm U.K. Limited
                                                   (England & Wales)

                                                   JetForm France SA
                                                        (France)
      JetForm Corporation          100%
          (Canada)                             JetForm Pacific Pty Ltd.
                                                      (Australia)

                                                JetForm Scandinavia AB
                                                       (Sweden)

                                               JetForm Deutschland GmbH
                                                       (Germany)

                                             JetForm Technologies Limited
                                                       (Ireland)

                                                  JetForm Japan K.K.
                                                        (Japan)

                                                    JetForm PTE LTD
                                                      (Singapore)

Overview

JetForm Corporation develops software solutions that automate business processes, transforming them into e-processes. JetForm solutions enable companies and governments to lower operating costs, increase revenues and reduce cycle times. The Company's core strengths are in intelligent XML forms, process automation and customer-focused document output.

Management believes the Company is well positioned within the e-business market to attract and serve a worldwide market in the electronic processes, electronic document presentment and electronic forms arenas. JetForm's sales force and service professionals, who operate in 11 countries, focus on sales and services to end users and support the Company's numerous partnerships. Through strategic partnerships with system integrators, solution partners, international distributors and original equipment manufacturer's (OEMs) further leverage the Company's global reach. JetForm has also established key technology alliances with, among others, Microsoft, Hewlett-Packard, IBM, SAP and Xerox, to broaden market acceptance for its solutions.

JetForm customers include The Australian Department of Defence, Axel Springer Verlag AG, Bank of America, BankBoston, Chase Manhattan, China Life Insurance Company, Cigna, DaimlerChrysler, Hydro Quebec, Fidelity Employer Services Company (FESCO), Kodak, Merck Microsoft, Minnesota Mining and Manufacturing Co., Nationwide Building Society, New Brunswick Department of Supply and Services, PaineWebber, Pennsylvania Department of Public Welfare, Prudential Real Estate and Relocation Services, SAFECO, Siemens Nixdorf Informationssysteme, SNCF, U.S. Army, U.S. Department of Defense, Volvo, Wachovia Bank and Wells Fargo.

Industry Background

Organizations are adopting e-business models at an accelerated pace. They are evolving their traditional business models to digital-based models using process automation, electronic document presentment and intelligent data capture. Companies recognize the competitive advantage they gain from reduced cycle times and costs and improved service for their customers, partners and suppliers. Government agencies also recognize the benefits of being able to better serve their citizens.

e-Process
e-Business is powered by process automation-the interaction of employees, customers, partners and suppliers through integrated front- and back-office enterprise applications. When a company needs to automate a cross-functional or cross-enterprise process that integrates disparate applications, interoperability becomes an issue. A pragmatic approach for overcoming this issue is to integrate these departmental applications with an enterprise-wide process automation tool.

e-Document Presentment
Documents such as invoices and statements often serve as the key point of contact between an organization and its customers, partners and suppliers. The demands of the current e-business revolution require dynamic, personalized business documents to be delivered through multiple channels in a variety of formats-paper, e-mail, fax and the Web. This revolution will not eliminate entirely the need for paper, so organizations are striving to operate in this hybrid paper-Web world.

e-Forms
Business and government are continuing to strive to improve their administrative efficiencies by automating paper-based solutions. Organizations' intranets have become the portals to initiate business processes. The evolution of the Internet from a publishing vehicle to a service-delivery vehicle is requiring organizations to offer customer service over the Internet; whether it be to complete a required form, access account information or check on the status of a customer service request.

The JetForm Solution

JetForm's e-process, e-document presentment and e-forms technologies provide organizations with the capability to adopt e-business models, giving them a competitive advantage in their respective industries. JetForm's solutions are complemented by its professional services team, which facilitates product implementation, and its customer services team, which provides ongoing support.

e-Process
JetForm's e-process framework integrates people, processes and applications in e-business. It is an Extensible Mark-up Language ("XML") based process automation solution that contains rich work management capabilities and provides companies with the capability to deliver their services and products across multiple media, including the Internet, wireless, mobile, e-mail and agents or brokers.

o Safeco Corporation - in business since 1923, is a Fortune 500 diversified financial services company based in Seattle. Safeco and its more than 17,000 independent agents and financial advisors provide premier insurance and financial services to individual and business customers.

     Recently  SAFECO  used  JetForm's   e-process   technology  to  develop  an
     application that lets independent agents and brokers order, process and receive surety bonds online, in near real time. The application's efficiency and cost-savings will allow SAFECO to bring more products to market, and to increase market share by making it easier for independent agents and brokers to do business with SAFECO. The company plans to leverage JetForm's e-process technology to build multiple applications, ensuring SAFECO stays at the forefront of the financial services industry.

e-Document Presentment
JetForm's e-document presentment solutions allow organizations to produce professional quality document output from their line-of-business, legacy or ERP applications. The data generated from these business applications is merged with an electronic document template to dynamically generate documents in multiple formats for delivery to multiple devices, including print, e-mail, fax and the Web.

o Healthaxis.com - Healthaxis.com is a leading provider of advanced technology solutions for healthcare administration. Acting as an intermediary, Healthaxis.com provides support to insurance carriers, Blue Cross/Blue Shield organizations, third-party administrators and self-administered employers. Their services include business-to-business
     (B2B) Internet-enabled applications that address the processing and flow of information among participants. JetForm's electronic document presentment technology creates the complex documents and integrated electronic and printed document output it needed to meet the challenges of the hybrid paper-Web world. Through its dynamic sub-forms capabilities, the content, look and feel of Healthaxis.com's forms is controlled dynamically by the data ensuring the document is accurate and easy to read. As a result of implementing JetForm's technology, Heathaxis.com realizes a cost savings of $US1 per document, a significant savings given that the company produces over 18 million documents each year.

e-Forms
JetForm is the e-forms industry leader, providing graphical XML-based design tools that create compliant forms to capture data. JetForm provides support for multiple platforms, whether the end user is filling out a form at a desktop, on a disconnected handheld device or even on a mobile device with Internet access. The Company's intelligent e-forms are robust in their ability to capture and validate data, perform calculations or access data throughout the organization. JetForm's e-form solutions can be used within governments and businesses wishing to improve efficiencies and save costs. According to Gartner Group, 80 per cent of all business documents are forms. These forms may need to be signed, participate in a workflow or be stored in a document management system.

o Kansas Department of Transportation - The Kansas Department of Transportation (KDOT) accumulates massive amounts of information about new and existing transportation infrastructure. With reduced staff levels, the rising tide of information was becoming increasingly difficult to manage and process.

     The answer was JetForm e-process technology. To guide enterprise implementation, KDOT developed the Generic Implementation Methodology
     (GIM), a repeatable process any business unit can use. Of the e-process applications KDOT has deployed to date, one of the most innovative is a solution that creates and updates over 3,000 project authorizations and schedules annually. Developed without the need to rewrite mainframe-based legacy systems, this e-process eliminates duplicate data entry, automates processing and electronic distribution, and automatically converts the final forms to Adobe Acrobat PDF format and stores the form and any attachment in the KDOT document management system.

     KDOT is now able to accommodate an increasing workload with existing staff levels. The success of the GIM in this and many other e-process applications spurred Kansas to recognize KDOT as the state's lead agency for e-process initiatives.

Corporate Strategy

JetForm's strategic vision is to be the global industry standard in e-Process, e-Document Presentment, and e-Forms solutions. The Company plans to achieve this vision through the following strategies.

Expand Worldwide Sales and Distribution
Management believes that the e-business market in North America and globally represents a significant growth opportunity as organizations strive to evolve traditional business models into e-business models. JetForm plans to continue to invest in its worldwide distribution capacity to increase market share and penetration. This investment will include expanding the direct sales force within the established and new sales offices in North America and around the globe.

Extend Strategic Alliances
JetForm intends to build relationships with leading system integrators to extend its reach and provide comprehensive solutions to its customers. JetForm believes these relationships facilitate access to strategic projects that often generate large commitments from its customers and can reduce the length of its sales cycles. In addition, JetForm believes the software deployment expertise and industry knowledge of system integrators shortens the implementation time of its product and helps to secure add-on business.

Increase Visibility
JetForm intends to devote significant resources to marketing efforts to increase customer and industry awareness of its software and services. These increased marketing efforts will include hiring additional marketing personnel, increasing brand awareness through advertising, launching a focused press and industry analyst campaign and expanding participation in related industry events. Through these marketing efforts, JetForm intends to demonstrate the value of its software and services to enterprises and thereby increase its market share.

Leverage Existing Customer Base
Management believes its significant base of customers provides an opportunity for additional sales of current and future software, as well as ongoing maintenance revenue. A majority of JetForm's customers have not yet purchased its full suite of products or currently only use them in specific business units or locations. Management believes that JetForm can sell more deeply into this customer base by expanding these partial deployments into enterprise-wide implementations as well as by cross-selling additional software and services.

Extend Technological Leadership
JetForm's XML-based products provide the foundation for the development of new and innovative e-business solutions and allow JetForm's products to be easily adapted to new and existing standards, protocols and platforms. This architecture enables JetForm's products to surround and extend multiple operating systems, applications, business processes and data sources. Management believes that JetForm's product capabilities significantly differentiate it from its competitors. By continuing to invest in research and development, JetForm believes that it will extend its technological leadership in the market.

Products

The Company offers scaleable e-process, e-document presentment and e-forms solutions for enterprises to adopt e-business models. The JetForm solution is comprised of a combination of software products and associated implementation and support services. The Company's product lines have been designed and developed with a modular, open-systems architecture and support many industry standard interfaces to e-mail, groupware, Internet/intranet and business application software. The Company's products are sold individually or in combination. The actual price to an end user or reseller can vary substantially from customer to customer depending on location, the number of licensed users and the combination of products and services to be provided.

e-Process
e-Process Framework - For companies who need to integrate multiple applications, processes and people from their brick and mortar businesses into their e-businesses, the e-process framework is an XML-based, process automation platform that allows organizations to model, deploy and manage business processes. Unlike application integration tools, packaged applications or Web development tools, the framework integrates people and processes with existing systems and supports multi-channel delivery including the Internet, wireless, mobile and e-mail.


e-Document Presentment
Central and Central Pro - JetForm Central and Central Pro provide connectivity to line-of-business applications for producing document output for print, fax, e-mail and the Web. They combine an easy-to-use design tool for the creation of dynamic e-document templates.

Output Pak for SAP R/3 - JetForm's Output Pak for SAP R/3 provides document output for SAP R/3 applications. It expands the scope of R/3 applications by allowing customers to create and integrate e-forms with their R/3 business processes. With a BAPI-certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the SAP R/3 environment.

Output Pak for Oracle - JetForm Output Pak for Oracle Applications provides document output from Oracle applications. It expands the scope of Oracle Applications by allowing customers to create and integrate e-forms with their Oracle business processes. With an Oracle CAI -certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the Oracle environment. It provides professional-looking output, readability for users and a better corporate image for organizations.

Forms Pak for PeopleSoft Student Administration - JetForm Forms Pak for PeopleSoft Student Administration provides document output from the PeopleSoft Student Administration module. It allows the higher-education community using PeopleSoft Student Administration applications to output line-of-business documents such as U.S. federal government-compliant loan forms, student invoices and financial award notices.

e-Forms
ReachForm - JetForm's latest e-Forms technology, ReachForm, provides an intelligent form filling experience to everyone on the Internet regardless of browser type or computing device, with no download or plug-in. A single-form template can be deployed to multiple platforms.

FormFlow99  -  JetForm's   FormFlow99  is  an  e-forms  solution  that  provides
application interoperability, zero administration capabilities, process and routing security, integration capabilities and applications functionality.

Pocket Form - JetForm Pocket Form, for the Microsoft Windows Powered Pocket PC, HPC and HPC Pro operating systems, enables mobile computing professionals to use e-forms to efficiently collect data, complete business transactions with a legally-binding signature and remotely initiate a workflow. JetForm's e-process framework and JetForm's Pocket Form provide an enterprise development environment for mobile solutions.

Services

As at April  30,  2000,  the  Company  had a team of 120  professionals  who are responsible for consulting, custom software development, forms design and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. In addition, the Company offers e-forms design services. This broad range of services provides customers with the ability to streamline business processes.

The Company also provides customers with ongoing technical support by way of phone, fax and the Web. The technical support team works closely with customers to diagnose problems and address system integration issues to ensure the customer receives the full benefit of the JetForm solution. The Company maintains support facilities that permit real-time testing and replication of customer problems. JetForm operates two support centers. The Ottawa support center provides coverage for North America while coverage for Europe is provided out of the Dublin support center. The Company's software products are typically sold with annual maintenance and support contracts. The annual service fee is generally 18 per cent of the corporate price of the software purchased and entitles the customer to remote support, product upgrades and maintenance releases. Maintenance and support contracts can also be tailored to meet customer-specific needs.

Sales, Marketing and Distribution

The Company's sales strategy is to achieve broad market penetration worldwide by employing a sales force focused on sales to end users. JetForm also supports its strategic partners including systems integrators, consulting firms, solution partners, OEMs and international distributors. The Company's marketing strategy supports the various focuses of the sales force and includes market research and industry analyst relations; targeted print, Web and direct mail advertising;
public relations activities, lead-generating events, seminars and conferences; Web, multi-media and printed marketing collateral; and field-focused education tools and communication.

The Company's sales force operates from 16 offices, with five in the United States near the following centers: Atlanta, Chicago, New York, San Francisco and Washington; two in Canada and one in each of the United Kingdom, Dublin, France, Germany, Sweden, Japan and China. The Company's sales force primarily targets Fortune 500 companies, with a particular focus on the financial services industry, ERP/manufacturing, e-business, commercial, mid market and the government sector. Trained in the Solution Selling methodology, the Company's sales force builds on relationships with current clients while increasing the Company's presence in the e-business market and delivering business value to its customers.

The JetForm Partner Program
Through JetForm's Partner Program, the Company is able to develop relationships with organizations that provide complementary products and services extending its reach and core competencies. The Program is designed for medium-sized integrators and large consulting firms that have a focus on implementing and/or developing integrated solutions. JetForm partners with different types of organizations for e-process, e-document presentment and e-forms through a variety of partner categories.

Solution Partners: Star IT, Enterprise Resolutions, Evergreen, Pro Technologies, OrdiPlan, Calian Technologies

System Integrators: CGI, The Hunter Group, Core Technology Partners

OEM Partners:  Alltel, EDS, Unisys, Symix, Glovia, CMI, Teklynx, CSC, Dairyland,
3M

Technology Partners: Microsoft, Entrust, PenOp, Silanis, VeriSign, SAP, Oracle, PeopleSoft, JD Edwards, HP, Xerox, Zebra, Dazel, TopCall

Distributors: Ingram

Customers

The Company's customers include a wide variety of organizations with an emphasis on the financial services industry and the government sector. The Company has an international customer base with customers outside of North America representing 44 per cent of revenues for the year ended April 30, 2000, and 31 per cent and 27 per cent of revenues for the years ended April 30, 1999 and April 30, 1998, respectively. A selected list of users of JetForm's e-process, e-document presentment and e-forms products is set forth below in the following table.


                           North America                                  International
Financial Services:     Bank of Montreal                               Australia and New Zealand Banking
                        Chase Manhattan                                   Group Limited
                        CIGNA Corp.                                    Commonwealth Bank of Australia
                        PaineWebber Incorporated                       Dresdner Bank
                        Prudential Real Estate and Relocation          Lloyds Bank
                           Services                                    National Australia Bank Limited
                        SAFECO                                         Union Bank of Switzerland
                        USERS Incorporated                             Nationwide Building Society
                        Wachovia Bank
                        Wells Fargo

Government:             Hydro-Quebec                                   Australian Department of Defence
                        Industry Canada                                Chinese Service Center for Scholarly
                        New Brunswick Dept. of Supply & Services       Exchange
                        U.S. Army                                      Frankfurt Airport Authority
                        U.S Army Medical Command                       Swedish Car Test
                        U.S. Department of the Treasury                Swedish Health Organization
                        U.S. Postal Service                            UK Department of Social Security (DSS)
                        U.S. Social Security Administration
                        Pennsylvania Department of Public Welfare
                        State of Wisconsin

Other:                  Kodak                                          DaimlerChrysler
                        Nestle                                         Ford Motor Company
                        GE Aircraft                                    Schindler Corp.
                        Dr Pepper/7Up                                  SNCF
                        Bombardier Inc.                                Volvo AB
                        Minnesota Mining and Manufacturing Co          Merck
                        Owens Corning                                  Axel Springer Verlag
                        Procter & Gamble Company

Technology:             Hewlett-Packard Company                        Siemens Nixdorf Informationssysteme AG
                        Microsoft Corporation
                        Symantec Corporation


Product Development

As of April 30, 2000, the Company employed 152 full time employees in its research and development group. JetForm's development team is engaged in development, testing, product management, quality assurance and documentation focused primarily on e-process, e-document presentment and e-forms and related technologies. The research and development team, located in Ottawa, consists of people with a broad base of experience built within JetForm, other product development companies and the IT industry. The Company's innovative research and development projects focus efforts in each of JetForm's global product lines to take full advantage of Web-centric solutions in the e-process market. This work builds on the key strengths of the Company's current product lines, provides maintenance and enhancements for current product lines and integration with the dynamic hardware and software technology environment.

Competition

The market for JetForm's software and services is highly competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. JetForm's potential competitors vary in size and in the scope and breadth of the products and services offered. The Company's competitors fit into three separate areas. The first is process automation solutions from organizations such as Vitria and Staffware. The second is electronic document output from organizations such as Optio, StreamServe, Xenos and AFP Technology. The third is electronic forms from organizations such as Adobe, Cardiff, PureEdge and Shana.

Management believes that JetForm is differentiated relative to its competitors due to its XML technology, which allows for integration between cross-functional and cross-enterprise applications, and the end-to-end automation solutions it offers. Management believes that, to the best of its knowledge, none of JetForm's competitors provide all of this functionality.

Intellectual Property

The Company distributes its products under software license agreements that generally grant customers perpetual licenses to use, rather than own, the Company's products and that contain various provisions protecting the Company's ownership and confidentiality of the underlying technology. The source code of the Company's products is protected as a trade secret and as unpublished copyrighted work. The Company also periodically obtains licenses to use or copy software written or supplied by third parties for inclusion into or as part of the functionality of the Company's products. Such licenses usually are perpetual in nature, subject to the regular payment of royalties by the Company as specified in the licenses and generally on terms and conditions comparable to those terms on which the Company licenses its own products. The Company has registered JetForm as a trademark in the United States and Canada and has applications issued or pending in all foreign countries in which it has distributor representation. The Company acquired, as part of the Delrina Assets, all of Delrina's relevant trademarks including FormFlow.

Employees

As of April 30, 2000, the Company had 549 employees of which 524 were full-time employees. Employees include 152 in research and development, 82 in North American sales, 71 in international sales, 30 in marketing, 120 in systems and consulting services and 69 in management and internal corporate services. Of the full-time employees, 384 are located in Canada, 39 are located in the United States, 14 are located in the United Kingdom, 17 are located in France, 30 are located in Ireland, 11 are located in Germany, 10 are located in Sweden, 3 are located in China and 16 are located in Japan. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

                                  RISK FACTORS

     In  considering  an  investment  in  the  securities  of  the  Company,   a
prospective purchaser should consider the following risk factors.

Variability in Quarterly Results

The Company's revenues and operating results have varied substantially from period to period. Product revenues are difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. The sales cycle for the Company's three lines of business; e-process, e-Document Presentment and e-forms generally ranges from three to 18 months. The Company has in the past relied to a great extent on revenue derived from small numbers of large product licenses in every quarter. Orders are generally filled when they are received and the Company does not operate with a material order backlog. Therefore, product revenues in any period are substantially dependent on orders booked and shipped or the fulfillment in that period of the Company's obligations under Irrevocable Commitment Licenses, and variations in the timing of product sales or fulfillment of its obligations can cause material variations in operating results from period to period. In addition, the Company typically has realized a disproportionately high amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels. Due to the foregoing factors, the Company believes that period to period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenues and operating results will not vary substantially. It is also possible that in one or more quarters the Company's revenues or operating results will fall below the expectations of public market analysts and investors. In either case, the price of the Common Shares could be materially adversely affected. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The market for JetForm's software and services is highly competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. JetForm's current and potential competitors vary in size and in the scope and breadth of the products and services offered. The Company's competitors fit into three separate areas. The first is process automation solutions from organizations such as Vitria and Staffware. The second is electronic document output from organizations such as Optio, StreamServe, Xenos and AFP Technology. The third is electronic forms from organizations such as Adobe, Cardiff, PureEdge and Shana.

Rapid Technological Change

The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing software products and solutions such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products and solutions in a timely fashion or that the Company's current or future products and solutions will satisfy the future needs of its customers.

Management of Growth

The Company intends to expand its worldwide sales force and distribution channels. Rapid growth, including geographic expansion, could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operations, including its financial and management information systems and controls, and to retain, motivate and effectively manage its employees. If the Company's management is unable to manage the Company's growth effectively, the quality of the Company's products and services, the Company's ability to retain key personnel and its results of operations could be materially adversely affected.

Third Party Dependence

The Company's ability to remain competitive and respond to technological change is in part dependent upon the products and services of third parties, including vendors of application solutions. In the event that the products of such third parties have design defects or flaws, or if such products are unexpectedly delayed in their introduction, the Company's business, financial condition and results of operations could be materially adversely affected.

Dependence Upon Key Personnel

The success of the Company will be largely dependent on certain key employees including A. Kevin Francis, its President and Chief Executive Officer. The loss of the services of Mr. Francis or certain other key employees could have a material adverse effect on the Company's business and prospects. The Company's success is highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel, including recently appointed officers and other employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, integrate or retain highly qualified, technical, sales, marketing and managerial personnel in the future. The inability to attract and retain the necessary management, technical and sales and marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations and Geographic Concentration

Sales of the Company's products outside of the United States and Canada represented approximately 42% of the Company's product revenues for the year ended April 30, 2000, and approximately 37% and 27% of the Company's product revenues for the years ended April 30, 1999 and 1998, respectively. The Company anticipates that sales outside of the United States and Canada will continue to account for a significant portion of total revenue. These revenues are subject to certain risks including exchange rate changes, imposition of government controls, export license requirements, restrictions on the import/export of technology, political instability, trade restrictions, changes in tariffs and taxes, differences in copyright protection and difficulties in managing accounts receivable and term accounts receivable. There can be no assurance that these factors will not have a material adverse effect on the Company's future results of operations.

Exchange Rate Risks; Currency Fluctuations

Most of the Company's revenues are denominated in U.S. dollars, although the Company's expenses are primarily incurred in Canadian dollars and it reports its financial results in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could have a material adverse effect on the Company's reported results. As the Company continues to expand its European and Rest of World operations, its risk exposure to currencies other than the U.S. dollar and the Canadian dollar will also increase.

Reliance on Intellectual Property

The Company's success is heavily dependent upon its proprietary technology. The Company does not hold any patents relating to its software products. The Company regards its software products as proprietary and relies for protection upon copyright, trademark and trade secret laws as well as restrictions on disclosure and transferability contained in its software license agreements with customers. In spite of these precautions, it may be possible for unauthorized third parties to copy or otherwise obtain and use the Company's products or technology. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The Company also periodically obtains licenses to use or copy software written or supplied by third parties for use in the Company's products. If such licenses are terminated by such third parties, there can be no assurance that any necessary licenses or rights could be obtained on terms satisfactory to the Company to allow continued use of such third party software which may be necessary for the functionality or features of the Company's products.

Certain of the Company's software products and solutions could infringe existing intellectual property rights of others. A number of companies, including leading software companies, have obtained patents, some of which could be found to be infringed by the Company's products and solutions. If any infringement of intellectual property rights does exist in JetForm's products, there can be no assurance that the necessary licenses or rights could be obtained on terms satisfactory to the Company or that the Company would not be required to modify or discontinue distributing the infringing software products. A finding of infringement could have a material adverse effect on the Company's business, financial condition and results of operations. The threat or commencement of litigation against the Company by third parties to enforce alleged intellectual property rights, whether or not such intellectual property rights are found to exist or to have been infringed by the Company, could have a material adverse impact on the market price of the Common Shares, could prove costly for the Company to defend and could direct significant management resources away from the operations of the Company.

Product Defects and Product Liability

The Company's software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors to date, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products. In addition, the Company regularly provides a warranty with its products. There can be no assurance that the financial impact of these obligations will not be significant in the future, especially in the event of a major product defect. The Company's products are used by many of its clients to perform mission critical functions. As a result, design defects, software errors, misuse of the Company's products, incorrect data from external sources or other potential problems that may arise from the use of the Company's products could result in claims for financial or other damages from the Company's customers. As is customary in the software industry, the Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims, such provisions may not effectively protect the Company against such claims and related liabilities and costs. Accordingly, any such claim could have a material adverse effect upon the Company's business, financial condition and results of operations.

Volatility of Stock Price

On the basis of the history of the trading prices of the Common Shares and the stock prices of other technology companies, the market price of the Common Shares may be highly volatile and may be affected by factors other than the Company's results. Factors such as announcements of technological innovations or new products by the Company's competitors, changes in the conditions of the e-forms, e-process and e-document presentment markets, changes in public market analysts' expectations regarding future earnings and fluctuations in the rate of exchange between foreign currencies and the Canadian dollar may have an impact on the market price of the Common Shares. In addition, general economic, political and market conditions, such as recessions, economic treaties, elections or military conflicts, may adversely affect the market price of the Common Shares.

Item 2.  PROPERTIES

Facilities

The following table sets forth the location of the principal offices of the Company, their uses, and the lease expiry date. The Company considers its facilities to be in good condition. The specific location of these facilities is not material to the Company's business.

              Location                                       Use                                Lease Expiry
Ottawa, Ontario, Canada               Executive offices,  customer support, consulting        September, 2006
                                      services, training services, sales, marketing and
                                      administration
Toronto, Ontario, Canada              Regional sales office                                    November, 2000
Falls Church, Virginia, USA           U.S. Government sales and marketing headquarters,         April, 2000
                                      regional sales
Dallas, Texas, USA                    Regional sales office                                    November, 2000
Mountain View, California, USA        Regional sales office                                    October, 2000

Oak Brook, Illinois, USA              Regional sales office                                      June, 2000
New York, New York, USA               Regional sales office                                     April, 2005
Atlanta, Georgia, USA                 Regional sales office                                    November, 2000
Boston, Massachusetts, USA            Regional Sales Office                                    December, 2000
Boulogne, France                      Regional sales office                                      July, 2002
Falkenberg, Sweden                    Regional sales office                                      June, 2000
Ratingen, Germany                     Regional sales office                                     April, 2002
Thames Valley, UK                     Regional Sales Office                                    November, 2000
Dublin, Ireland                       European Services Centre                                 January, 2024
Tokyo, Japan                          Asia Pacific Office                                      January, 2002
Beijing, China                        Regional sales office                                     March, 2000

Item 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 30, 2000.

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

                                                High         Low

Year Ended April 30, 1999
First Quarter.......................        US$22.88     US$15.63
Second Quarter......................           20.38        12.25
Third Quarter.......................           15.25         9.63
Fourth Quarter......................           11.63         3.13
Year Ended April 30, 2000
First Quarter.......................        US$ 5.12     US$ 3.12
Second Quarter......................            4.40         3.12
Third Quarter.......................            7.56         3.43
Fourth Quarter......................           12.31         5.12

Holders

As of July 20, 2000, there were 228 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name". Based upon the number of annual reports and proxy statements requested by such nominees, management of the Company estimates that there are more than 16,500 beneficial holders of Common Shares.

Dividends

During the fiscal years ended April 30, 2000, 1999 and 1998, the Company did not declare or pay cash dividends on its Common Shares, and does not anticipate paying any dividends in the foreseeable future, but intends to retain future earnings for reinvestment to finance its business.

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

Any cash dividends and stock dividends on the Common Shares payable to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the Convention is 5%. Capital gains realized on the disposition of Common Shares by Unconnected US Shareholders will not be subject to tax under the Tax Act unless such Common Shares are taxable Canadian property within the meaning of the Tax Act. Common Shares will generally not be taxable Canadian property to a holder unless, at any time during the five-year period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the Common Shares are considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected US Shareholders from tax under the Tax Act in respect of a disposition of Common Shares provided the value of the shares of the Company is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data as at and for each of the years in the five year period ended April 30, 2000, have been derived from the Company's audited Consolidated Financial Statements and Notes thereto, included in Item 8. "Financial Statements and Supplementary Data", and should be read in conjunction therewith.

The Consolidated Financial Statements are prepared on the basis of U.S. GAAP and are expressed in Canadian dollars. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Year ended April 30,
                                   -----------------------------------------------------------------------------
                                     2000            1999               1998             1997             1996
                                   ---------      -----------      -----------      ------------     -----------
                                      (in thousands of Canadian dollars, except share and per share amounts)
Statement of Operations Data:
Revenues
Product.........................   $ 52,583        $ 66,662         $ 74,781          $ 54,935        $ 31,600
Service.........................     41,734          47,550           36,446            21,679          11,855
                                   ---------      -----------      -----------      ------------     -----------
                                     94,317         114,212          111,227            76,614          43,455
                                   ---------      -----------      -----------      ------------     -----------
Costs and expenses
Cost of product.................     12,053           9,164            7,539             4,677           2,491
Cost of service.................     12,373          19,058           15,259            10,805           6,125
Sales and marketing.............     45,097          53,315           40,214            29,140          16,697
General and administrative......     12,168          10,722            9,846             8,618           5,513
Research and development........     15,423          15,384           10,620             7,422           3,905
Depreciation and
amortization....................     10,300          11,568           11,631             8,190           3,593
Gain on sale of assets(1).......     (1,813)             --               --                --              --
Restructuring(2)................     (1,106)         30,503               --                --              --
Repurchase of Moore
Options(3)......................         --              --               --            47,084              --
In process research and
development(4)..................         --              --               --           106,962              --
                                   ---------      -----------      -----------      ------------     -----------
                                    104,495         149,714           95,109           222,898          38,324
                                   ---------      -----------      -----------      ------------     -----------
Operating income (loss).........    (10,178)        (35,502)          16,118          (146,284)          5,131
Investment and other income
(expense).......................      3,163           3,815           (3,564)           (2,003)          1,466
                                   ---------      -----------      -----------      ------------     -----------
Income (loss) before taxes......     (7,015)        (31,687)          12,554          (148,287)          6,597
Provision for (recovery of)
income taxes....................      1,086          (2,552)           1,690               193           2,449
                                   ---------      -----------      -----------      ------------     -----------
Net income (loss)...............   $ (8,101)       $(29,135)        $ 10,864        $ (148,480)         $4,148
                                   =========      ===========      ===========      ============     ===========
Basic  income (loss) per
share...........................
Net income (loss) per
share...........................    $ (0.41)         $(1.47)          $ 0.65          $ (10.03)         $ 0.39
Weighted average number of
shares..........................  19,915,893     19,826,057       16,622,835        14,796,852      10,650,807
Fully diluted income (loss) per
share...........................
Net income (loss) per
share...........................    $ (0.41)         $(1.47)          $ 0.62          $ (10.03)         $ 0.34
Weighted average number of
shares..........................  19,915,893      19,826,057       17,615,595        14,796,852      12,137,946

(1) On May 1, 1999 the Company sold all of the Common and Preferred shares of its multimedia subsidiary, Why Interactive, to a third party for total consideration of $6.4 million.

(2) On March 17, 1999 the Company announced a restructuring plan which included the write-down of certain capital assets, reductions in the number of employees, closure of certain facilities and other costs totaling $30.5 million. See Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K. During the year ended April 30, 2000 the Company was successful in reducing its total expected liability under facilities leases and severance arrangements by $ 1.1 million.

(3) Effective June 27, 1996, the Company repurchased the Moore options for consideration of US$34.0 million, paid for by the issuance of 1,813,334 Common Shares.

(4) On September 10, 1996, the Company acquired certain assets including title to intellectual property, that were formerly part of the E-Forms software group of Delrina Corporation. During the year ended April 30, 1997, the Company recorded a non-recurring charge of $107.0 million for purchased in process research and development relating to this acquisition.

                                                                       As at April 30,
                                          ---------------------------------------------------------------------------
                                            2000             1999             1998           1997             1996
                                          ----------     -----------      -----------     -----------     -----------
                                                             (in thousands of Canadian dollars)

Balance Sheet Data:
Cash and cash equivalents...............   $42,092         $47,262         $ 91,604        $ 34,450        $ 20,198
Accounts receivable.....................    21,416          29,274           31,347          24,276           8,482
Term accounts receivable................     5,466          19,576           13,187          11,676          11,260
Working capital.........................    33,568          43,744           70,370          30,409          29,716
Total assets............................   121,336         156,705          216,567         142,988          88,879
Long term debt including current
maturities..............................    10,000          32,557           73,404         101,518              --
Shareholders' equity....................    76,302          84,930          112,149          16,089          67,033

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


                                           Year ended April 30,
                    ---------------------------------------------------------------------
                        2000          1999          1998           1997           1996
                    -----------   -----------   -----------    -----------    -----------
High.......          US$0.6969     US$0.6882      US$0.7317      US$0.7513      US$0.7527
Low........             0.6607        0.6341         0.6832         0.7145         0.7224
Average(1).             0.6803        0.6601         0.7093         0.7329         0.7344
Period End.             0.6748        0.6863         0.6992         0.7157         0.7342

(1) The average of the month-end exchange rates during such periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The  following  discussion of the  Company's  results of  operations  and of its liquidity and capital resources should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the years ended April 30, 2000, 1999 and 1998, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

Results of Operations

The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 56% of total revenue for the year ended April 30, 2000.

Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 44% of total revenue for the year ended April 30, 2000.

Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provisions for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation and amortization of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its capital assets. Any impairments in the carrying value are recognized at that time.

The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:


                                                          Year ended April 30,
                               ----------------------------------------------------------------------------
                                       2000                       1999                       1998
                               ----------------------    ------------------------    ----------------------
                                                   (in thousands of Canadian dollars)
Product revenue....              $52,583        100%       $66,662          100%       $74,781        100%
Cost of product....               12,053         23%         9,164           14%         7,539         10%
                               ----------    --------    ----------    ----------    ----------   ---------
Product margin.....              $40,530         77%       $57,498           86%       $67,242         90%
                               ==========    ========    ==========    ==========    ==========   =========

Service revenue....              $41,734        100%       $47,550          100%       $36,446        100%
Cost of service....               12,373         30%        19,058           40%        15,259         42%
                               ----------    --------    ----------    ----------    ----------   ---------
Service margin.....              $29,361         70%       $28,492           60%       $21,187         58%
                               ==========    ========    ==========    ==========    ==========   =========

Total revenue......             $ 94,317        100%      $114,212          100%      $111,227        100%
Costs of product and service      24,426         26%        28,222           25%        22,798         20%
                               ----------    --------    ----------    ----------    ----------   ---------
Product and service margin       $69,891         74%       $85,990           75%      $ 88,429         80%
                               ==========    ========    ==========    ==========    ==========   =========

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                                                Year ended April 30,
                                                    ---------------------------------------------
                                                        2000            1999           1998
                                                    -------------    ------------    ------------
      REVENUES
        Product................................              56%             58%             67%
        Service................................              44%             42%             33%
                                                    -------------    ------------    ------------
                                                            100%            100%            100%
                                                    -------------    ------------    ------------
      COSTS AND EXPENSES
        Cost of product........................              13%              8%              7%
        Cost of service........................              13%             17%             14%
        Sales and marketing....................              48%             47%             36%
        General and administrative.............              13%              9%              9%
        Research and development...............              16%             13%             10%
        Depreciation and amortization..........              11%             10%             10%
        Gain on sale of assets.................              -2%              --              --
       Restructuring...........................              -1%             27%              --
                                                    -------------    ------------    ------------
                                                            111%            131%             86%
                                                    -------------    ------------    ------------
      OPERATING INCOME (LOSS)..................             -11%            -31%             14%
      Interest and other income (expense)......               3%              3%             -3%
                                                    -------------    ------------    ------------
      INCOME (LOSS) BEFORE TAXES...............              -7%            -28%             11%
      Provision for income taxes...............              -1%              2%             -2%
                                                    -------------    ------------    ------------
      NET INCOME (LOSS)........................              -9%            -26%             10%
                                                    =============    ============    ============

The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:

                                                Year ended April 30,                     Period to Period Increase
                                                                                                (Decrease)
                                       ----------------------------------------     ------------------------------------
                                         2000          1999           1998           1999 to 2000         1998 to 1999
                                       ----------    ----------    ------------     ---------------      ---------------
                                            (in thousands of Canadian dollars)
Product revenue by region
United States and Canada                $ 30,294      $ 42,286        $ 54,226                -28%                 -22%
Europe                                    18,076        20,051          16,832                -10%                  19%
Rest of World                              4,213         4,325           3,723                 -3%                  16%
                                       ----------    ----------    ------------
                                        $ 52,583      $ 66,662        $ 74,781                -21%                 -11%
                                       ==========    ==========    ============

Product revenue by channel in the
United States and Canada
Reseller and OEM                        $ 17,555      $ 24,779        $ 36,614                -29%                 -32%
Direct Sales                              12,739        17,507          17,612                -27%                  -1%
                                       ----------    ----------    ------------
                                        $ 30,294      $ 42,286        $ 54,226                -28%                 -22%
                                       ==========    ==========    ============

Year Ended April 30, 2000, Compared to the Year Ended April 30, 1999

Revenues

Total Revenues: Total revenues decreased 17% to $94.3 million for the year ended April 30, 2000, from $114.2 million for the year ended April 30, 1999. Total revenues consisted of 56% product revenue and 44% service revenue for the year ended April 30, 2000.

Product Revenue: Product revenue decreased 21% to $52.6 million for the year ended April 30, 2000, from $66.7 million for the year ended April 30, 1999. Product revenue derived from North America, Europe and Rest of World represented 58%, 34% and 8%, respectively, of product revenue for the year ended April 30, 2000, as compared to 63%, 30% and 7%, respectively, of product revenue for the year ended April 30, 1999.

The Company attributes the decrease in product revenue primarily to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions, and the emergence of new competitors.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. As a result, the Company's primary customer base, large financial services organizations and government agencies, who are deeply affected by the Year 2000 problem due to their reliance on computer systems, focused their information technology resources on ensuring Year 2000 readiness. This had an impact on the Company's ability to sell enterprise wide licenses to these customers during the years ended April 30, 2000 and 1999.

The Company also experienced a shift of focus by its customers to Internet-based solutions from more traditional client/server solutions and the emergence of new competitors in the areas of process automation, document presentment and pre-packaged solutions. The Company has developed a comprehensive strategy to address the market for Internet-based solutions and the increase in competition. However, there can be no assurance that revenue derived from this strategy will be sufficient to offset the decrease in revenue from the Company's client/server products.

Product revenue derived from North America decreased 28% to $30.3 million for the year ended April 30, 2000, from $42.3 million for the year ended April 30, 1999. Reseller and OEM sales, which represented 58% of North American product revenue, decreased 29% to $17.6 million for the year ended April 30, 2000, from $24.8 million for the year ended April 30, 1999. Product revenue from direct sales, which represented 42% of North American product revenue, decreased 27% to $12.7 million for the year ended April 30, 2000, from $17.5 million for the year ended April 30, 1999.

Product revenue derived from Europe decreased 10% to $18.1 million for the year ended April 30, 2000, from $20.1 million for the year ended April 30, 1999, primarily due to decreased license revenue from Germany and Sweden.

Product revenue derived from Rest of World decreased 3% to $4.2 million for the year ended April 30, 2000, from $4.3 million for the year ended April 30, 1999, primarily due to decreased license revenue from Australia.

Service Revenue: Service revenue decreased 12% to $41.7 million for the year ended April 30, 2000, from $47.6 million for the year ended April 30, 1999. For the year ended April 30, 2000, maintenance and support revenue increased 10% to $24.2 million from $21.9 million for the year ended April 30, 1999. The Company's consulting revenue decreased 31% to $17.5 million for the year ended April 30, 2000, from $25.6 million for the year ended April 30, 1999. For the year ended April 30, 1999, consulting revenue included $4.0 million from a former subsidiary of the Company, Why Interactive, which was sold in May 1999. Excluding revenue from Why Interactive, consulting revenue decreased 19%, primarily due to the general decrease in product sales and resulting consulting engagements.

Costs and Expenses

Total Costs and Expenses: Total costs and expenses were $104.5 million for the year ended April 30, 2000, a decrease of 30% from $149.7 million for the year ended April 30, 1999. Excluding non-recurring items of $2.9 million in fiscal year 2000 and $30.5 million in fiscal year 1999, costs and expenses for the year ended April 30, 2000, decreased by 10%.

Cost of Product: Cost of product increased 32% to $12.1 million for the year ended April 30, 2000, from $9.2 million for the year ended April 30, 1999, primarily as a result of an increase in provisions for bad debts. During the year ended April 30, 2000, the Company provided for two large accounts, which amounted to $1.7 million. The product margin decreased to 77% for the year ended April 30, 2000, from 86% for the year ended April 30, 1999, primarily due to lost economies of scale resulting from the decrease in product revenue and the bad debt provisions.

Cost of Service: Cost of service decreased 35% to $12.4 million for the year ended April 30, 2000, from $19.1 million for the year ended April 30, 1999, primarily as a result of a decrease in the number of employees resulting from the Company's restructuring in the fourth quarter of fiscal year 1999 and the sale of Why Interactive in May 1999. The service margin increased to 70% for the year ended April 30, 2000, from 60% for the year ended April 30, 1999, primarily as a result of the increased maintenance and support revenue, which traditionally has higher margins than other services.

Costs of Product and Service: Costs of product and service decreased 13% to $24.4 million for the year ended April 30, 2000, from $28.2 million for the year ended April 30, 1999. Product and service margin decreased to 74% for the year ended April 30, 2000, from 75% for the year ended April 30, 1999.

Sales and Marketing: Sales and marketing expenses decreased 15% to $45.1 million for the year ended April 30, 2000 from $53.3 million for the year ended April 30, 1999, primarily as a result of a decrease in the number of employees resulting from the Company's restructuring in the fourth quarter of fiscal year 1999. The Company expects to expand its direct and indirect sales force during fiscal year 2001. As a percentage of total revenues, sales and marketing increased to 48% for the year ended April 30, 2000, from 47% for the year ended April 30, 1999.

General and Administrative: General and administrative expenses increased 13% to $12.2 million for the year ended April 30, 2000, from $10.7 million for the year ended April 30, 1999, primarily due to approximately $2.3 million relating to the write-off of an investment and the departure of certain executives. As a percentage of total revenues, general and administrative expenses increased to 13% for the year ended April 30, 2000, from 9% for the year ended April 30, 1999. Excluding these charges, general and administrative expenses decreased 8% to $9.9 million for the year ended April 30, 2000. As a percentage of total revenues, general and administrative expense (excluding the write-off and departure charges) was 10% for the year ended April 30, 2000, compared to 9% for the year ended April 30, 1999.

Research and Development: Research and development expenses remained constant at $15.4 million for both the years ended April 30, 2000 and 1999. During both the years ended April 30, 2000, and April 30, 1999, the Company capitalized approximately $3.6 million of software development costs. Research and development expense was 29% and 23% of product revenue for the years ended April 30, 2000 and 1999, respectively.

Depreciation and Amortization: Depreciation and amortization decreased 11% to $10.3 million for the year ended April 30, 2000, from $11.6 million for the year ended April 30, 1999, primarily as a result of the write down of certain intangible assets in the fourth quarter of fiscal year 1999.

Restructuring: During the year ended April 30, 2000, the Company was successful in reducing its total expected liability under facilities leases and severance arrangements by approximately $1.1 million.

Gain on sale of assets: In May, 1999 the Company sold all of the Common and Preferred shares of its multimedia subsidiary, Why Interactive, to a third party for $6.4 million in cash, debt and convertible debt. This resulted in a gain of $1.8 million. As at April 30, 2000, the Company had received all amounts owed from the third party.

Operating Income (Loss): Operating loss was $10.2 million for the year ended April 30, 2000, compared to $35.5 million for the year ended April 30, 1999.

Investment and Other Income (Expense): Investment and other income was $3.2 million for the year ended April 30, 2000, compared to $3.8 million for the year ended April 30, 1999, primarily due to a decrease in interest income offset by a gain of $1.5 million from the sale of securities.

Provision for Income Taxes: The Company recorded a provision for current income taxes of $1.1 million for the year ended April 30, 2000, compared to a provision for current income taxes of $2.1 million and a recovery of deferred income tax of $4.6 million for the year ended April 30, 1999.

Year Ended April 30, 1999, Compared to the Year Ended April 30, 1998

Revenues

Total Revenues: Total revenues increased 3% to $114.2 million for the year ended April 30, 1999, from $111.2 million for the year ended April 30, 1998. Total revenues consisted of 58% product revenue and 42% service revenue for the year ended April 30, 1999.

Product Revenue: Product revenue decreased 11% to $66.7 million for the year ended April 30, 1999, from $74.8 million for the year ended April 30, 1998. Product revenue derived from North America, Europe and Rest of World represented 63%, 30% and 7%, respectively, of product revenue for the year ended April 30, 1999, as compared to 72%, 23% and 5%, respectively, of product revenue for the year ended April 30, 1998.

The Company attributes the decrease in product revenue primarily to external market factors including the Year 2000 issue, a shift towards Internet based solutions from traditional client/server solutions and the emergence of new competitors selling pre-packaged solutions.

Product revenue derived from North America decreased 22% to $42.3 million for the year ended April 30, 1999, from $54.2 million for the year ended April 30, 1998. Reseller and OEM sales, which represented 59% of North American product revenue, decreased 32% to $24.8 million for the year ended April 30, 1999, from $36.6 million for the year ended April 30, 1998, primarily due to significant sales from U.S. government resellers and minimum commitments for resale by Moore Corporation Limited in fiscal year 1998. Product revenue from direct sales, which represented 41% of North American product revenue, decreased 1% to $17.5 million for the year ended April 30, 1999, from $17.6 million for the year ended April 30, 1998.

Product revenue derived from Europe increased 19% to $20.1 million for the year ended April 30, 1999, from $16.8 million for the year ended April 30, 1998, primarily due to increased license revenue from Germany.

Product revenue derived from Rest of World increased 16% to $4.3 million for the year ended April 30, 1999, from $3.7 million for the year ended April 30, 1998, primarily due to increased license revenue from Japan.

Service Revenue: Service revenue increased 30% to $47.6 million for the year ended April 30, 1999, from $36.4 million for the year ended April 30, 1998. For the year ended April 30, 1999, maintenance and support revenue increased 25% to $21.9 million from $17.5 million for the year ended April 30, 1998. The Company's other service revenue increased 35% to $25.6 million for the year ended April 30, 1999, from $19.0 million for the year ended April 30, 1998.

Costs and Expenses

Total Costs and Expenses: Total costs and expenses were $149.7 million for the year ended April 30, 1999, an increase of 57% from $95.1 million for the year ended April 30, 1998. Excluding the provision for restructuring costs of $30.5 million, costs and expenses for the year ended April 30, 1999, increased by 25%.

Cost of Product: Cost of product increased 22% to $9.2 million for the year ended April 30, 1999 from $7.5 million for the year ended April 30, 1998, primarily as a result of an increase in third party royalties and amortization of deferred development costs. For the year ended April 30, 1999, total deferred costs charged to cost of product increased to $3.3 million from $2.2 million for the year ended April 30, 1998. The product margin decreased to 86% for the year ended April 30, 1999 from 90% for the year ended April 30, 1998, primarily due to lost economies of scale resulting from the decrease in product revenue.

Cost of Service. Cost of service increased 25% to $19.1 million for the year ended April 30, 1999, from $15.3 million for the year ended April 30, 1998, primarily as a result of an increase in the number of employees, particularly in Ireland, due to the expansion in the Company's service revenues. The service margin increased to 60% for the year ended April 30, 1999, from 58% for the year ended April 30, 1998, primarily as a result of gained economies of scale resulting from increased maintenance and support revenue.

Costs of Product and Service: Costs of product and service increased 24% to $28.2 million for the year ended April 30, 1999, from $22.8 million for the year ended April 30, 1998. Product and service margin decreased to 75% for the year ended April 30, 1999, from 80% for the year ended April 30, 1998.

Sales and Marketing: Sales and marketing expenses increased 33% to $53.3 million for the year ended April 30, 1999, from $40.2 million for the year ended April 30, 1998, primarily as a result of increased sales and marketing staff, commission rates and general marketing activity. As a percentage of total revenues, sales and marketing increased to 47% for the year ended April 30, 1999, from 36% for the year ended April 30, 1998.

General and Administrative: General and administrative expenses increased 9% to $10.7 million for the year ended April 30, 1999, from $9.8 million for the year ended April 30, 1998, primarily due to increased spending on management information systems and facilities. As a percentage of total revenues, general and administrative remained constant at 9% for the years ended April 30, 1999 and 1998.

Research and Development: Research and development expenses increased 45% to $15.4 million for the year ended April 30, 1999, from $10.6 million for the year ended April 30, 1998, primarily due to an increase in the number of employees and related costs. During the years ended April 30, 1999 and 1998, the Company capitalized approximately $3.6 million and $2.8 million, respectively, of software development costs. Research and development expense were 23% and 14% of product revenue for the years ended April 30, 1999 and 1998, respectively.

Depreciation and Amortization: Depreciation and amortization remained constant at $11.6 million for both the year ended April 30, 1999 and 1998, primarily as a result of increased purchases of computer equipment and leasehold improvements offset by the write-down of certain assets relating to the restructuring of the Company.

Restructuring:  During the year ended April 30,  1999,  the  Company  recorded a provision for restructuring costs of $30.5 million. The restructuring plan announced by the Company included: i) consolidation of management responsibilities and reduction in headcount; ii) closure of redundant facilities; iii) reduction in the carrying value of certain capital assets primarily related to past acquisitions; and iv) cancellation of trade shows and other commitments.

Operating Income (Loss): Operating loss was $35.5 million for the year ended April 30, 1999, compared to operating income of $16.1 million for the year ended April 30, 1998, primarily due to the provision for restructuring costs. Excluding this charge, operating loss was $5.0 million for the year ended April 30, 1999.

Investment and Other Income: Investment and other income was $3.8 million for the year ended April 30, 1999, compared to a net interest expense of $3.6 million for the year ended April 30, 1998 primarily due to a reduction in interest charges on the Delrina obligation and an increase in investment income on cash and cash equivalents. On February 12, 1998, the Company and Delrina re-negotiated certain terms of the asset purchase agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate which resulted in a reduction of imputed interest charges (see "Liquidity and Capital Resources - Delrina Obligation"). In April 1998, the Company received net proceeds of $63.7 million from the issuance of
2.2 million special warrants to Canadian investors.

Income Taxes: The Company recorded a provision for current income taxes of $2.1 million and a recovery of deferred income tax of $4.6 million for the year ended April 30, 1999, compared to a provision for current income taxes of $2.0 million and a recovery of deferred income tax of $355,000 for the year ended April 30, 1998. As at April 30, 1999, the Company had a deferred tax asset of $56.8 million primarily made up of deductible temporary differences related to the Delrina Assets and the provision for restructuring costs. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $49.2 million has been applied.

Liquidity and Capital Resources

As at April 30, 2000, and April 30, 1999, the Company had $42.1 million and $47.3 million of cash and cash equivalents respectively. During the year ended April 30, 2000, the Company's cash and cash equivalents decreased by $5.2 million, primarily due to five payments to Delrina totaling $22.6 million offset by cash generated by operations, the sale of certain accounts receivable, and the proceeds from sales of other assets.

Operations

The Company decreased its investment in the non-cash operating components of working capital during the year ended April 30, 2000, by approximately $17.1 million, primarily due to collections and sales of accounts receivable offset by decreases in accounts payable and accrued liabilities.

The Company purchased approximately $5.0 million of fixed assets in the year ended April 30, 2000. The purchases of fixed assets included computer hardware and software, office equipment, furniture and leasehold improvements. During the year ended April 30, 2000, the Company increased its investment in other assets by $3.8 million related primarily to capitalized development costs, prepaid royalties and purchases of other assets.

During  the  year  ended  April  30,  2000,   the  Company   generated  cash  of
approximately $1.1 million relating to the Company's stock purchase plan and the exercise of stock options by employees and others.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable decreased $22.0 million to $26.9 million at April 30, 2000 from $48.9 million at April 30, 1999, primarily due to the reduction in revenue, the sale of receivables under the Company's receivable purchase agreements, the Company's increased focus on collections and the Company's decision to significantly reduce its previous practice of granting extended payment terms. Accounts receivable decreased to $21.4 million at April 30, 2000 from $29.3 million at April 30, 1999. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $14.1 million to $5.5 million for the year ended April 30, 2000, from $19.6 million on April 30, 1999.

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

Restructuring

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

The following table summarizes the activity in the restructuring costs during the year ended April 30, 1999 and the year ended April 30, 2000:


                          Employee                                                  Non Cash          Total
                         Termination    Facilities       Other      Total Costs       Costs         Provision
                        --------------------------------------------------------   ---------------------------
    Restructuring....       $5,252       $ 2,914         $ 726        $ 8,892       $ 21,611        $ 30,503
    Cash payments....       (1,175)          (36)         (207)        (1,418)           --           (1,418)
    Non-cash items...          --            --            --             --         (21,611)        (21,611)
                        --------------------------------------------------------   ---------------------------
    Balance,
    April 30, 1999...       $4,077       $ 2,878         $ 519        $ 7,474       $    --         $  7,474
    Cash payments....       (2,921)       (1,092)         (124)        (4,137)           --           (4,137)
    Reductions.......         (566)         (540)           --         (1,106)           --           (1,106)
                        --------------------------------------------------------   ---------------------------
    Balance,
    April 30, 2000...       $  590       $ 1,246         $ 395        $ 2,231       $    --         $  2,231
                        ========================================================   ===========================

    Long term               $ --         $1,059          $ 279        $ 1,338       $    --         $  1,338
    balance..
                        ============== ============= ============= ============    ===========    ============

Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations include salary continuance for which the Company is contractually obligated to pay. All employees were terminated on or before April 30, 1999. During the year ended April 30, 2000, the Company's liability for bonuses and other compensation to terminated employees was reduced by $566,000.

Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's UK and Toronto facilities, respectively. The provision for redundant facilities includes management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the year ended April 30, 2000, the Company bought out its lease obligation of its vacant Toronto facilities for $420,000 and was successful in subleasing one of its vacant facilities in the United Kingdom. The Company has not been successful in finding alternative arrangements regarding its other vacant facility in the United Kingdom, the lease for which extends to 2010. During the year ended April 30, 2000, the Company's liability for vacant facilities was reduced by $540,000.

Other cash costs related primarily to the cancellation of trade shows and other commitments.

Non-cash costs include impairment losses of $21.6 million related to assets held for use. The losses are comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

Delrina Obligation

On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina
Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA, for a non-interest bearing obligation of US$100.0 million.

Under the asset purchase agreement, the Company was required to make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000. This was a non-interest bearing obligation which was originally valued using a discount rate of 6%.


On February 12, 1998, the Company and Delrina re-negotiated certain terms of the asset purchase agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges.

As at April 30, 2000, the Company had satisfied its payment obligation to Delrina and no further amount was outstanding under the Delrina debt.

Financial Instruments and Credit Facility

The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at April 30, 2000, and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements was approximately US$9.7 million and US$ 6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at April 30, 2000, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until July 19, 2000, at 7.11%. The Company had no borrowings against its revolving line of credit as at April 30, 2000. The Company has granted, as collateral for the $20 million credit facility, a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

The Company believes that it's existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS No.137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending April 30, 2002.

On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock based compensation (FAS 123). The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricing, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but apply to repricings and some other transactions after December 15, 1998. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's first quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

The Year 2000

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.

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

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 2000, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until July 19, 2000 at 7.11%. The Company had no borrowings against its revolving line of credit as at April 30, 2000.

The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended April 30, 2000 would have been less than $100,000.

Foreign Currency Risk

The Company has net monetary asset and liability balances in foreign currencies other than the Canadian Dollar, including the U.S. Dollar ("US$"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swedish Krona ("SEK"), the German Mark ("DM"), the French Franc ("FF"), the Irish Punt ("IEP"), the Euro ("EUR"), and the Japanese Yen ("JPY").


The Company's cash and cash equivalents are primarily held in Canadian and U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar will have an impact on the Company's reported cash position. As at April 30, 2000, a 10% adverse change in foreign exchange rates would not have had a material impact on the Company's reported cash and cash equivalents balance.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
Management's Statement of Responsibility                                     30
Auditors' Report                                                             31
Consolidated Balance Sheets                                                  32
Consolidated Statements of Operations                                        33
Consolidated Statements of Comprehensive Income                              34
Consolidated Statements of Shareholders' Equity                              35
Consolidated Statements of Cash Flows                                        36
Notes to Consolidated Financial Statements                                   37

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

/s/ A. Kevin Francis                            /s/ Jeffrey McMullen

A. Kevin Francis                                Jeffrey McMullen
President and Chief Executive Officer           Vice President Finance and Chief
                                                Financial Officer

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

PRICEWATERHOUSECOOPERS

                                                     PRICEWATERHOUSECOOPERS LLP
                                                     Chartered Accountants
                                                     99 Bank Street
                                                     Suite 800
                                                     Ottawa Ontario
                                                     Canada K1P 1E4
                                                     Telephone +1 (613) 237 3702
                                                     Telephone +1 (613) 237 3936

AUDITORS' REPORT

TO THE SHAREHOLDERS OF JETFORM CORPORATION

We have audited the consolidated balance sheets of JetForm Corporation as of April 30, 2000 and 1999 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years ended April 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended April 30, 2000, 1999 and 1998 in accordance with accounting principles generally accepted in the United States.

On June  20,  2000,  we  reported  separately  to the  shareholders  of  JetForm
Corporation on the consolidated financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Ottawa, Canada
June 20, 2000

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
            (in thousands of Canadian dollars, except share amounts)

                                                                      April 30,            April 30,
                                                                        2000                 1999
                                                                    --------------        ------------
                                                   ASSETS
       Current assets
       Cash and cash equivalents................................         $ 42,092            $ 47,262
       Accounts receivable (Note 2).............................           21,416              29,274
       Term accounts receivable (Note 2)........................            5,224              13,486
       Unbilled receivables.....................................            4,492               3,455
       Inventory................................................            1,084               1,139
       Prepaid expenses ........................................            2,956               3,727
       Asset held for sale......................................                -               3,417
                                                                    --------------        ------------
                                                                           77,264             101,760
       Term accounts receivable (Note 2)........................              242               6,090
       Deferred income tax assets (Note 9) .....................            5,604               4,364
       Fixed assets (Note 3)....................................           16,556              18,620
       Other assets (Note 4)....................................           21,670              25,871
                                                                    --------------        ------------
                                                                         $121,336            $156,705
                                                                    ==============        ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities
       Accounts payable.........................................          $ 7,423             $ 7,874
       Accrued liabilities......................................           10,685              15,656
       Unearned revenue.........................................           15,588              12,463
       Term loan (Note 6).......................................           10,000                   -
       Current portion of Delrina obligation (Note 14)..........                -              22,023
                                                                    --------------        ------------
                                                                           43,696              58,016
       Accrued liabilities (Note 15)............................            1,338               3,225
       Term loan (Note 6).......................................                -               9,998
       Delrina obligation (Note 14).............................                -                 536
                                                                    --------------        ------------
                                                                           45,034              71,775
                                                                    --------------        ------------
       Commitments (Note10)

       Shareholders' equity
       Capital stock  (Issued and  outstanding  -- 19,592,314  Common Shares and
       450,448  Preference  Shares at April 30, 2000;  19,421,428 Common Shares,
       450,448 Preference at April 30,
       1999) (Note 7) ..........................................          248,210             247,119
       Cumulative translation adjustment........................          (2,670)             (1,052)
       Deficit..................................................        (169,238)           (161,137)
                                                                    --------------        ------------
                                                                           76,302              84,930
                                                                    --------------
                                                                                          ------------
                                                                        $ 121,336           $ 156,705
                                                                    ==============        ============

                     (the accompanying notes are an integral part of these consolidated financial statements)

Signed on behalf of the Board:

/s/ A. Kevin Francis                                       /s/ Abraham Ostrovsky

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (in thousands of Canadian dollars except share and per share amounts)

                                                                        Year ended April 30,
                                                           ------------------------------------------------
                                                               2000              1999               1998
                                                           -------------     -------------    -------------
       Revenues
       Product......................................        $    52,583       $    66,662      $    74,781
       Service......................................             41,734            47,550           36,446
                                                           -------------     -------------    -------------
                                                                 94,317           114,212          111,227
                                                           -------------     -------------    -------------
       Costs and expenses
       Cost of product..............................             12,053             9,164            7,539
       Cost of service..............................             12,373            19,058           15,259
       Sales and marketing..........................             45,097            53,315           40,214
       General and administrative...................             12,168            10,722            9,846
       Research and development (Note 5)............             15,423            15,384           10,620
       Depreciation and amortization................             10,300            11,568           11,631
       Restructuring (Note 15) .....................             (1,106)           30,503             --
       Gain on sale of assets.......................             (1,813)             --               --
                                                           -------------     -------------    -------------
                                                                104,495           149,714           95,109
                                                           -------------     -------------    -------------
       Operating income (loss)......................            (10,178)          (35,502)          16,118
       Net investment income (expense) (Note 12)                  2,868             3,826           (3,564)
       Other income (expense).......................                295               (11)            --
                                                           -------------     -------------    -------------
       Income (loss) before taxes...................             (7,015)          (31,687)          12,554
       Provision for current taxes (Note 9)                      (1,086)           (2,073)          (2,045)
       Recovery of deferred taxes (Note 9)                         --               4,625              355
                                                           -------------     -------------    -------------
       Net income (loss)............................           $ (8,101)      $   (29,135)     $    10,864
                                                           =============     =============    =============
       Basic income (loss) per share (Note 8).......
       Net income (loss) per share..................            $ (0.41)      $     (1.47)     $      0.65
       Weighted average number of shares ...........         19,915,893        19,826,057       16,622,835
       Fully diluted income (loss) per share
       (Note 8)
       Net income (loss) per share..................            $ (0.41)      $     (1.47)     $      0.62
       Weighted average number of shares............         19,915,893        19,826,057       17,615,595

                     (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (in thousands of Canadian dollars)

                                                                         Year ended April 30,
                                                           -------------------------------------------------
                                                               2000              1999               1998
                                                           -------------     -------------    --------------

       Net income (loss)............................          $(8,101)         $(29,135)           $10,864
       Other comprehensive income (loss):
          Cumulative translation adjustment.........           (1,618)           (1,052)              --
                                                           -------------     -------------    --------------
       Comprehensive income (loss)..................          $(9,719)         $(30,187)           $10,864
                                                           =============     =============    ==============

                     (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (in thousands of Canadian dollars except share amounts)

                       Number issued and outstanding                                   Stated Value
                     ---------------------------------- ----------------------------------------------------------------------------
                                                                                       Total    Cumulative                Total
                       Common     Special    Preference  Common  Special   Preference Capital  Translation            Shareholders'
                       Stock      Warrants     Stock     Stock   Warrants    Stock     Stock    Adjustment  Deficit      Equity
                     ---------- ------------ ---------- -------- --------- ---------- -------- ----------- ---------  --------------
Balance as at
 April 30, 1997...   15,693,623     --        450,448   $154,016 $  --       $4,939   $158,955  $   --     $(142,866)   $ 16,089
Issuance of
 Common Shares:
 Pursuant to
  acquisitions....        6,918     --          --           144    --         --          144      --         --            144
 Repayment of
  Delrina
  obligation......      715,654     --          --        15,485    --         --       15,485      --         --         15,485
 Exercise of
  stock options...      611,946     --          --         5,917    --         --        5,917      --         --          5,917
Issuance of Spe-
  cial Warrants           --     2,200,000      --          --    63,650       --       63,650      --         --         63,650
Net income
 for the year.....        --        --          --          --      --         --         --        --        10,864      10,864
                     ---------- ----------    -------   -------- --------    ------   --------  --------   ----------   ---------

Balance as at
 April 30, 1998...   17,028,141  2,200,000    450,448    175,562  63,650      4,939    244,151      --      (132,002)    112,149
Issuance of
 Common Shares:
 Pursuant to
  acquisitions....        6,918     --          --           242    --         --          242      --         --            242
 Share purchase
  plan............       20,768     --          --           375    --         --          375      --         --            375
 Exercise of
  stock options...      165,601     --          --         2,259    --         --        2,259      --         --          2,259
options...........
 Conversions of
  Special War-
  rants...........    2,200,000 (2,200,000)     --        63,742 (63,650)      --           92      --         --             92
Cumulative
 translation
 adjustment.......        --        --          --          --      --         --         --     (1,052)       --         (1,052)
Net Loss for
 the year.........        --        --          --          --      --         --         --        --       (29,135)    (29,135)
                     ---------- ----------    -------   -------- --------    ------   --------  --------   ----------   ---------

Balance as at
 April 30, 1999      19,421,428     --        450,448    242,180    --        4,939    247,119   (1,052)    (161,137)     84,930
Issuance of
 Common Shares:
 Pursuant to
  acquisitions....        6,918     --          --            44    --         --           44      --         --             44
 Share purchase
  plan............       49,141     --          --           282    --         --          282      --         --            282
 Exercise of
  stock options...      114,827     --          --           765    --         --          765      --         --            765
Cumulative
 translation
 adjustment.......        --        --          --          --      --         --         --     (1,618)       --         (1,618)
Net Loss for
 the year.........        --        --          --          --      --         --         --        --        (8,101)     (8,101)
                     ---------- ----------    -------   -------- --------    ------   --------  --------   ----------   ---------

Balance as at
 April 30, 2000      19,592,314     --        450,448   $243,271    --       $4,939   $248,210  $(2,670)   $(169,238)   $ 76,302
                     ========== ==========    =======   ======== ========    ======   ========  ========   ==========   =========

                     (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Canadian dollars)


                                                                     Year ended April 30,
                                                    -------------------------------------------------------
                                                          2000                1999                1998
                                                    --------------     ---------------     ----------------
Cash provided from (used in):
Operating activities
Net income (loss)...........................            $(8,101)         $(29,135)            $10,864
Items not involving cash:
  Depreciation and amortization.............             13,941            14,838              13,629
  Deferred income taxes.....................                --             (4,615)               (338)
  Other non-cash items......................               (246)           (3,368)              4,034
  Gain on sale of assets....................             (1,813)              --                  --
  Gain on sale of securities................             (1,497)              --                  --
 Restructuring (Note 15) ...................             (1,106)           21,611                 --
Net change in operating components
  of working capital (Note 11)..............             17,083             8,055              (6,520)
                                                    --------------     ---------------     ----------------
                                                         18,261             7,386              21,669
                                                    --------------     ---------------     ----------------
Investing activities
Proceeds from sale of assets................              5,000               --                   --
Proceeds from sale of securities............              2,854               --                   --
Purchase of fixed assets....................             (4,990)           (8,503)             (8,467)
Increase in other assets....................             (3,774)           (5,949)             (9,263)
                                                    --------------     ---------------     ----------------
                                                           (910)          (14,452)            (17,730)
                                                    --------------     ---------------     ----------------
Financing activities
Proceeds from issuance of shares............              1,091             2,968              69,567
Issuance of debt............................                --              9,998                 --
Repayment of Delrina obligation.............            (22,560)          (50,845)            (16,663)
                                                    --------------     ---------------     ----------------
                                                        (21,469)          (37,879)             52,904
                                                    --------------     ---------------     ----------------

Effect of exchange rate changes on cash.....             (1,052)              603                 311
                                                    --------------     ---------------     ----------------

Increase (decrease) in cash and cash
  equivalents...............................             (5,170)          (44,342)             57,154
Cash and cash equivalents, beginning
  of year...................................             47,262            91,604              34,450
Cash and cash equivalents, end of
  year......................................           $ 42,092           $47,262             $91,604
                                                    ==============     ===============     ================

                     (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan"), and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company". Investments in businesses that the Company does not control, but over which it can exert significant influence, are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

     (b)  Nature of operations

     The Company develops Web based software solutions for the e-business market in the electronic processes, electronic document presentment and electronic forms arenas. The Company's e-process, e-document presentment and e-forms technologies provide organizations with the capability to adopt e-business models, giving them a competitive advantage in their respective industries. These solutions are complemented by the Company's professional services team, which facilitates product implementation, and its customer services team, which provides ongoing training and support. The Company sells its products and services internationally through multiple channels, which include direct sales to end users, strategic partnerships with system integrators, solution partners, international distributors and original equipment manufacturers.

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

     (d)  Revenue recognition

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and SOP 98-9 issued in December 1998.

     The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Revenues from irrevocable commitments to purchase products with payment terms exceeding the Company's customary trade terms are recorded at the amount receivable less deemed interest. The Company amortizes the difference between the face value of the receivable and the discounted amount over the term of the receivable and records the discount as interest income.

     Revenue from software product licenses which include significant customization and revenue from services are recognized on a percentage of completion basis, whereby revenue is recorded, based on labor input hours, at the estimated realizable value of work completed to date. Estimated losses on contracts are recognized when they become probable. Unbilled receivables represent consulting work performed under contract and not yet billed.

     Revenue from maintenance agreements is recognized ratably over the term of the agreement. Unearned revenue represents payments received from customers for services not yet performed.

     (e)  Income Taxes

     The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

     (f)  Investment tax credits

     Investment tax credits ("ITCs"), which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is more likely than not, and are applied to reduce research and development expense in the year.

     (g)  Fixed assets

    Fixed assets are recorded at cost. Computer software purchased by the Company is recorded as fixed assets when acquired. Costs for internal use software that are incurred in the preliminary project stage and in the post implementation/operation stage are expensed as incurred. Costs incurred during the application development stage, including appropriate website development costs, are capitalized and amortized over the estimated useful life of the software.

     Depreciation and amortization are calculated using the following rates and bases.

Computer equipment..................  30% declining balance and straight line over 2 to 4 years
Software............................  30% declining balance
Furniture and fixtures..............  20% declining balance
Software licenses and purchased
  rights to improve, market
  and/or distribute products.......   Straight-line over the lesser of the lives
                                      of the license or right and 15 years
Leasehold improvements..............  Straight-line over the term of the lease

     The carrying value of fixed assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the fixed asset is less than the carrying value of such asset. In the event of an impairment in fixed assets, the discounted cash flows method is used to arrive at the estimated fair value of such asset.

     (h)  Goodwill and other intangibles

     Goodwill, which represents the purchase price paid for an acquired business in excess of the fair values assigned to identifiable assets, is amortized on a straight-line basis over its expected useful life. In general, goodwill has been expected to have a useful life of seven years.

     Depreciation and amortization are calculated using the following rates and bases.

Delrina technology........................   Straight-line over 3 to 5 years
Trademarks, trade names, workforce and
  other assets............................   Straight-line or declining balance
                                             over the useful lives of the assets
                                             which range from 3 to 15 years

The carrying value of goodwill and enterprise goodwill is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related business acquired are less than the carrying value of such goodwill. In the event of an impairment in goodwill, the discounted cash flows method is used to arrive at the estimated fair value of such goodwill.

     (i)  Software development costs

     Costs related to the development of proprietary software are expensed as incurred unless the costs relate to technically feasible and complete products and can reasonably be regarded as assured of recovery through future revenues in which case the costs are deferred and amortized, based on estimated future revenues, on a straight-line basis over the useful life of the product, not to exceed three years.

     (j)  Foreign currency translation

     The financial statements of the parent company and its subsidiaries have been translated into Canadian dollars in accordance with Statement of Financial Accounting Standards("SFAS") No. 52, "Foreign Currency Translation". The Company's subsidiaries use their local currency as their functional currency. All balance sheet amounts with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year end. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the Canadian dollar are reported in comprehensive income and as a separate component of Shareholders' Equity.

     (k)  Cash equivalents

     Cash equivalents are defined as liquid investments, which have a term to maturity at the time of purchase of less than ninety days.

     (l)  Stock based compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and to present the pro forma information that is required by SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").

2.   ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.4 million at April 30, 2000, and $1.9 million at April 30, 1999.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its net cost of borrowing at the time the revenue is recorded, which is 6.5% at April 30, 2000. Under an irrevocable commitment to purchase product, the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

     The Company records Term Accounts Receivable as non current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). The gross amount of these receivables at April 30, 2000, and April 30, 1999 was $7.2 million and $22.0 million, respectively. As at April 30, 2000, total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $242,000. As at April 30, 1999, total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately $6.1 million.

     The Company's customer base consists of large numbers of diverse customers dispersed across many industries and geographies. As a result, concentration of credit risk with respect to accounts receivable and term accounts receivable is not significant.

3.   FIXED ASSETS

                                                 April 30, 2000
                                 -----------------------------------------------
                                                 Accumulated
                                                 depreciation        Net book
                                   Cost        and amortization       value
                                 ---------     -----------------     --------
                                       (in thousands of Canadian dollars)
Computer equipment.......         $16,407          $10,852           $ 5,555
Furniture and fixtures...           8,600            4,258             4,342
Software.................           9,896            5,864             4,032
Leasehold improvements...           4,053            1,426             2,627
                                 ---------    -----------------      --------
                                  $38,956          $22,400           $16,556
                                 =========    =================      ========

                                                 April 30, 1999
                                 -----------------------------------------------
                                                 Accumulated
                                                 depreciation        Net book
                                    Cost       and amortization       value
                                 ---------     ----------------      --------
                                       (in thousands of Canadian dollars)
Computer equipment.......         $15,051          $ 8,030           $ 7,021
Furniture and fixtures...           8,410            2,961             5,449
Software.................           7,916            4,065             3,851
Leasehold improvements...           3,270              971             2,299
                                 ---------    -----------------      --------
                                  $34,647          $16,027           $18,620
                                 =========    =================      ========

4.   OTHER ASSETS

                                                 April 30, 2000
                                 -----------------------------------------------
                                                 Accumulated         Net book
                                   Cost          amortization         value
                                 ---------       ------------        --------
                                       (in thousands of Canadian dollars)
Delrina technology,
 trademarks, trade
  names and workforce....         $16,081          $ 9,425           $ 6,656
Goodwill.................           1,216              512               704
Licenses, marketing
 and distribution
 rights..................           6,857            2,632             4,225
Deferred development
 costs...................          14,724            7,905             6,819
Other assets.............           5,618            2,352             3,266
                                 ---------       ------------        --------
                                  $44,496          $22,826           $21,670
                                 =========       ============        ========

                                                 April 30, 1999
                                 -----------------------------------------------
                                                 Accumulated         Net book
                                   Cost          amortization         value
                                  ---------       ------------        --------
                                       (in thousands of Canadian dollars)
Delrina technology,
 trademarks, trade
 names and workforce.....         $16,081          $ 7,510           $ 8,571
Goodwill.................           1,159              226               933
Licenses, marketing
  and distribution
  rights.................           8,482            3,244             5,238
Deferred development
 costs...................          11,125            4,784             6,341
Other assets.............           6,624            1,836             4,788
                                  ---------       ------------        --------
                                  $43,471          $17,600            $25,871
                                  =========       ============        ========

5.   RESEARCH AND DEVELOPMENT EXPENSE

     The following table provides a summary of development costs deferred and the related amortization charged to cost of product in the years ended April 30, 2000, 1999 and 1998.

                                                Year ended April 30,
                                    --------------------------------------------
                                      2000              1999             1998
                                    --------          --------         --------
                                       (in thousands of Canadian dollars)
Research and development costs....  $ 20,713          $ 20,559         $ 14,123
Investment tax credits............    (1,690)           (1,575)            (728)
Deferred development costs........    (3,600)           (3,600)          (2,775)
                                    ---------         ---------        ---------
Net research and development
  expense.........................  $ 15,423          $ 15,384         $ 10,620
Amortization of development
 costs charged to cost of
 product..........................  $  3,121          $  2,636         $  1,726
                                    =========         =========        =========

6.   FINANCIAL INSTRUMENTS AND CREDIT FACILITIES


     For certain of the Company's financial instruments, including accounts receivable, unbilled receivables, accounts payable, and short term accrued liabilities, the carrying amount approximates the fair value due to their short maturities. The carrying amount of term accounts receivable, after applying an appropriate discount rate, approximates their fair value. Cash and cash equivalents, term loan, the Delrina obligation and long term accrued liabilities are carried at cost, which approximates their fair value.

     The Company has entered into receivable purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at April 30, 2000, and April 30, 1999, the outstanding balance of accounts receivable sold under these agreements were approximately US$9.7 million and US$ 6.9 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 2000, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until July 19, 2000, at 7.11%. The effective rate of interest on this term loan facility for the year ended April 30, 2000, was approximately 6.51%. The Company had no borrowings against its revolving line of credit as at April 30, 2000. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

7.   CAPITAL STOCK

     The authorized capital stock of the Company consists of an unlimited number of Common Shares ("Common Shares") and 2,263,782 Convertible Preference Shares ("Preference Shares").

     Holders of Common Shares are entitled to one vote for each share held on all matters submitted to a vote of shareholders and do not have cumulative voting rights. Holders of Common Shares are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors at its discretion from funds legally available therefor. Upon the liquidation, dissolution or winding up of the Company the holders of Common Shares are entitled to receive ratably, together with the Preference Shares, the net assets of the Company available after the payment of debts and other liabilities. Holders of Common Shares have no pre-emptive, subscription, redemption or conversion rights.

     Holders of the Preference Shares are not entitled to receive a fixed dividend but are entitled to receive a dividend as and when declared by the Board of Directors of the Company equal to the dividend declared on its Common Shares. The holders of the Preference Shares are entitled to convert such shares into fully paid and non-assessable Common Shares at a rate equal to one Common Share per Preference Share held (subject to adjustment for share re-classification, reorganizations or for other changes). In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Preference Shares shall rank pari passu, share for share, with the holders of the Common Shares.

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

     On March 4, 1993, the Board of Directors adopted the 1993 Plan. The 1993 Plan is administered by the Compensation Committee of the Board of Directors and options are not granted at less than the fair market value of the Common Shares on the date of grant. Options outstanding under the 1993 Plan remain in effect pursuant to their terms. Options granted under the 1993 Plan generally have a term of five years and vest at the rate of one-third of the shares covered on each of the first three anniversary dates of the date of grant. Options granted under the 1993 Plan are not transferable and are exercisable only by the optionee during the optionee's lifetime.

     The Company established the 1995 Plan on June 28, 1995, to replace the 1993 Plan. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant to all eligible full-time employees, directors, officers and others of options to purchase Common Shares at a price based upon the last trading price of the Common Shares on the NASDAQ National Market on the trading day immediately preceding the date of grant. Pursuant to the 1995 Plan, the aggregate number of Common Shares available to be issued is 4,425,763, of which 656,000 are still available for grant as at April 30, 2000. Options granted under the 1995 Plan have a term of four, five or seven years and vest ratably during the first three years following grant. Options also vest automatically on a change in control of the Company. Options granted are non-transferable.

     On September 11, 1997, the Shareholders of the Company approved the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 400,000 Common Shares of the Company have been reserved for issuance pursuant to the Stock Purchase Plan. Shares may be purchased under the Stock Purchase Plan by employees through payroll deduction. The purchase price of Common Shares issued under the Stock Purchase Plan is the lower of 95% of the fair market of the Common Shares of the Company at the beginning of each six month offering period and 95% of the fair market value of the Common Shares of the Company at the end of each six month offering period.

     The following table presents the number of options and warrants outstanding and exercisable, and the weighted average exercise price:

                                                                                                                           Weighted
                                                                                                                           average
                                                                                               Other                       exercise
                                                                    IPO                       options                      price in
                             1995        1993         1990      Underwriter's                   and                           U.S.
                             Plan        Plan         Plan        warrants        Moore       warrants         Total        dollars
                           ---------   ---------    --------    -------------   ----------   -----------     ----------    ---------
Number of outstanding
 options and warrants
Balance at April 30,       1,152,054    781,139      84,250          77,478       116,216        90,000      2,301,137        12.70
1997 Grants...........     2,048,905         --          --              --           --          5,000      2,053,905        13.39
Cancellations and
 Forfeitures..........      (164,557)   (31,830)         --              --           --         (2,219)      (198,606)       15.25
Exercises.............       (60,261)  (342,176)    (84,250)        (77,478)          --        (47,781)      (611,946)        6.95
                           ----------  ---------    --------    -------------   ----------   -----------     ----------

Balance at April 30,       2,976,141    407,133          --              --       116,216        45,000      3,544,490        13.95
1998 Grants...........     1,037,960     63,550          --              --           --            --       1,101,510         4.50
Cancellations and
 Forfeitures..........      (360,813)  (175,059)         --              --           --            --        (535,872)       12.49
Exercises.............       (47,485)   (98,116)         --              --           --        (20,000)      (165,601)        9.38
                           ----------  ---------    --------    -------------   ----------   -----------     ----------

Balance at April 30,       3,605,803    197,508          --              --       116,216        25,000       3,944,527       11.71
 1999 Grants...........      775,112         --          --              --           --            --          775,112        6.00
Cancellations and
 Forfeitures...........     (725,759)   (99,259)         --              --           --            --         (825,018)      12.60
Exercises..............      (38,910)   (75,917)         --              --           --            --         (114,827)       4.71
                           ----------  ---------    --------    -------------   ----------   -----------     -----------

Balance at April 30,
 2000..................    3,616,246      22,332          --             --       116,216        25,000       3,779,794       10.63
                           ==========   =========    ========   =============   ==========   ===========     ===========

Weighted average
exercise price at
April 30, 1998,
  in U.S. dollars.......   $   14.73    $   7.70        N/A             N/A      $   16.50    $    11.54      $   13.95
                           ==========   =========    ========    =============   ==========   ===========     ==========

Weighted average
 exercise price at
 April 30, 1999,
 in U.S. dollars........   $   11.78    $   6.93        N/A             N/A      $   16.50    $    15.98      $   11.71
                           ==========   =========    ========    =============   ==========   ===========     ==========

Weighted average
 exercise price at
 April 30, 2000,
 in U.S. dollars........   $   10.39    $  13.15        N/A             N/A      $   16.50    $    15.98      $   10.63
                           ==========   =========    ========    =============   ==========   ===========     ==========


Number of exercisable
 options and warrants
 April 30, 1998.........     509,854     397,974          --             --         77,478        38,334      1,023,640       12.88
 April 30, 1999.........   1,397,776     180,759          --             --        116,216        25,000      1,719,751       14.44
 April 30, 2000.........   1,958,369      22,332          --             --        116,216        25,000      2,121,917       13.52


Range of exercise
 prices in U.S.
 dollars at April
 30, 2000
From.............          $    3.75    $  11.75        N/A             N/A      $   16.50    $    15.25      $    3.75
To...............          $   22.00    $  16.00        N/A             N/A      $   16.50    $    18.88      $   22.00

Range of expiry dates
 at April 30, 2000
From.............          Feb 2001     June 2000       N/A             N/A      Mar  2001    Aug 2000        June 2000
To...............          Dec 2004     June 2000       N/A             N/A      Mar, 2001    Oct. 2001       Dec 2004

     The following table presents the exercise prices and average remaining life of the outstanding options as at April 30, 2000.


   ----------------------------------------------------------------------------------------------------------------
    Range of exercise prices                  Options Outstanding                        Options exercisable
   ---------------------------  -------------------------------------------------   -------------------------------
                                                   Weighted          Weighted                          Weighted
      From                         Number           average          average                           average
      From            To            Price          exercise       remaining life       Number       exercise price
   ------------   ------------  -------------    --------------   ---------------   -------------   ---------------
         (U.S. dollars)                          (U.S. dollars)       (Years)                        (U.S. dollars)
       $  3.75        $  3.94        871,877          $   3.81              2.97         279,124          $   3.81
          4.06          12.88        739,500              6.30              3.80          26,420             11.04
         13.00          13.50      1,313,604             13.32              2.57         992,136             13.32
         14.31          22.00        854,813             17.12              2.33         824,237             17.12
                                -------------                                       -------------
                                   3,779,794             10.61              2.85       2,121,917             13.52
                                =============                                       =============

     Options and warrants outstanding at April 30, 1999, had a weighted average remaining contractual life of approximately 3.53 years. The exercise price of all options granted during the years ended April 30, 2000, 1999 and 1998 was equal to the fair market value of the underlying shares at the date of grant. No compensation expense has been recorded in the Consolidated Statements of Operations for stock based compensation.

     The  following  table  presents  net income and  earnings per share for the periods presented on a pro forma basis after recording the pro forma compensation expense relating to stock options granted to employees, in accordance with SFAS 123:


                                               Year ended April 30,
                                 -----------------------------------------------
                                     2000             1999             1998
                                 -------------    -------------    -------------
                                       (in thousands of Canadian dollars,
                                           except per share amounts)

Net income (loss)
 reported....................       $ (8,101)        $(29,135)           $10,864
Pro forma compensation
 expense.....................       $ (1,384)          (6,770)           (5,430)
                                 -------------    -------------    -------------
Pro forma net income
 (loss)......................       $ (9,485)        $(35,905)           $ 5,434
                                 =============    =============    =============
Pro forma basic income
 (loss) per share............       $  (0.48)        $  (1.81)           $  0.33
                                 =============    =============    =============
Pro forma fully diluted
 income (loss) per share.....       $  (0.48)        $  (1.81)           $  0.31
                                =============    =============    ==============

     SFAS 123 requires that pro forma compensation expense be recognized over the vesting period, based on the fair value of options granted to employees. The pro forma compensation expense presented above has been estimated using the Black Scholes option pricing model. Assumptions used in the pricing model include: (i) risk free interest rates for the periods of between 4.80% and 6.27%; (ii) expected volatility of 40% for the year ended April 30, 2000; 40% for the year ended April 30, 1999; and 35% for the year ended April 30, 1998;
(iii) expected dividend yield of nil; and (iv) an estimated average life of three to four years.

     SFAS 123 requires that pro forma compensation expense be reported for options granted in fiscal years beginning after December 15, 1994, which in the case of the Company, was the year ended April 30, 1996. Since the compensation expense is recognized over the vesting period, the pro forma compensation expense presented above is not necessarily indicative of the pro forma compensation expense that will be reported in future periods if the Company continues to grant options.

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

     The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows:

                                                 Year ended April 30,
                                      ------------------------------------------
                                          2000           1999           1998
                                      ------------   ------------   ------------
                                          (in thousands of Canadian dollars
                                          except share and per share amount)

Basic income (loss) per share
  Net income (loss)...............    $    (8,101)   $   (29,135)   $    10,864
                                      ============   ============   ============
Weighted average number of
 shares outstanding...............     19,915,893     19,826,057     16,622,835
                                      ============   ============   ============
Net income (loss) per share.......    $     (0.41)   $     (1.47)   $      0.65
                                      ============   ============   ============

Fully diluted  income (loss)
 per share
Net income (loss).................    $    (8,101)   $   (29,135)   $    10,864
                                      ============   ============   ============
Weighted average number of
 shares outstanding...............     19,915,893     19,826,057     16,622,835
Dilutive effect of stock
 options*.........................             --             --        992,760
                                      ============   ============   ============
Adjusted weighted average
 number of shares outstanding.....     19,915,893     19,826,057     17,615,595
                                      ============   ============   ============
Net income (loss) per share.......    $     (0.41)   $     (1.47)   $      0.62
                                      ============   ============   ============

*    All anti-dilutive options have been excluded

9.   INCOME TAXES

     The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

     The income (loss) before income taxes consisted of the following:

                                            Year ended April 30,
                                     ----------------------------------
                                       2000         1999         1998
                                     --------     --------     --------
                                     (in thousands of Canadian dollars)

Domestic income (loss)............   $(2,980)     $(12,664)    $ 8,584
Foreign income (loss).............    (4,035)      (19,023)      3,970
                                     --------     ---------    -------
Income (loss) before income taxes    $(7,015)     $(31,687)    $12,554
                                     ========     =========    =======

     The provision (recovery) for income taxes consist of the following:

                                            Year ended April 30,
                                     ----------------------------------
                                      2000        1999         1998
                                     ------     --------     --------
                                     (in thousands of Canadian dollars)

Domestic:
Current income taxes                 $  375     $   771      $  587
Deferred income taxes                   --          220        (355)
                                     ------     --------     -------
                                     $  375     $   991      $  232
Foreign:
Current income taxes                 $  711     $ 1,302       1,458
Deferred income taxes                   --       (4,845)        --
                                     ------     --------     -------
                                     $  711     $(3,543)     $1,458
                                     ------     --------     -------
Provision for (recovery of)
 income taxes                        $1,086     $(2,552)     $1,690
                                     ======     ========     =======

     The Company has domestic non-capital loss carryforwards of $107.0 million which expire between 2003 and 2006. In addition, the Company has approximately $6.0 million in domestic investment tax credits which begin to expire in 2006.

     A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:

                                            Year ended April 30,
                                     ----------------------------------
                                       2000         1999         1998
                                     --------     --------     --------
                                     (in thousands of Canadian dollars)

Expected statutory rate
 (recovery).....................     (44.52%)      (44.62%)     44.62%
Expected provision for
 (recovery of) income tax.......     $(3,130)     $(14,134)    $5,601
Effect of foreign tax rate
 differences....................         711         2,816       (313)
Non-taxable portion of
 capital gain...................        (372)          --         --
Income tax rate changes.........         573           --         --
Provincial tax incentive........        (426)          --         --
Non-deductible restructuring
 charges........................         --          1,372        --
Change in valuation allowance...       3,393         6,884     (3,824)
  Other items...................         337           510        226
                                     --------     --------    --------
Provision for income taxes......     $1,086       $(2,552)     $ 1,690
                                     ========     ========    ========

     The primary temporary differences which gave rise to deferred taxes at April 30, 2000 and 1999 are:

                                                   Year ended April 30,
                                              -------------------------------
                                                  2000              1999
                                              -------------      ------------
                                                (in thousands of Canadian
                                                         dollars)
Deferred tax assets:
Scientific research and experimental
development
  expenditures.............................         $6,762           $ 3,195
Net operating loss carryforwards...........         20,773            18,670
Depreciation and amortization..............        (4,075)           (5,616)
Restructuring .............................          1,081             3,331
In process research and development........         29,866            31,147
Investment tax credits.....................          3,288             2,954
Marketing and distribution rights..........           (69)             (164)
Accrued severance and other................            524                --
                                              -------------      ------------
Total deferred tax asset                            58,150            53,517
Less, valuation allowance..................       (52,546)          (49,153)
                                              -------------      ------------
                                                     5,604             4,364
                                              =============      ============

     The valuation allowance for deferred taxes is required due to the Company's operating history and management's assessment of various uncertainties related to their future realization. Since the realization of deferred tax assets is dependent upon generating sufficient taxable income in the tax jurisdictions which gave rise to the deferred tax asset, the amount of the valuation allowance for deferred taxes may be reduced if it is demonstrated that positive taxable income in the various tax jurisdictions is sustainable in the future.

10.  COMMITMENTS

     As at April 30, 2000, the Company was committed under certain operating leases for rental of office premises and equipment as follows:

                                              (in thousands of Canadian dollars)

Years ending April 30,    2001                             $ 4,861
                          2002                             $ 4,555
                          2003                             $ 4,629
                          2004                             $ 4,470
                          2005 and beyond                  $15,723

     Total rent expense for the years ended April 30, 2000, 1999 and 1998 was $4.9 million, $5.9 million and $3.6 million, respectively.

11.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

     The net change in operating components of working capital is comprised of:

                                             Year ended April 30,
                                      ----------------------------------
                                        2000         1999         1998
                                      --------     --------     --------
                                      (in thousands of Canadian dollars)
Decrease (increase) in:
Accounts receivable and term
 accounts receivable.............     $21,176      $(6,658)     $(8,095)
Unbilled receivables.............      (1,124)       2,984       (3,908)
Inventory........................          55          (14)         (47)
Prepaid expenses and deferred
 charges.........................         715         (569)         438
 Other...........................      (1,231)      (1,605)        (727)

Increase (decrease) in:
Accounts payable.................        (116)       3,759         (330)
Accrued liabilities..............      (5,671)       6,449        3,967
Unearned revenue.................       3,279        3,709        2,182
                                      --------     --------     --------
                                      $17,083      $ 8,055      $(6,520)
                                      ========     ========     ========

12.  NET INVESTMENT INCOME

     The net investment income is comprised of:

                                             Year ended April 30,
                                      ----------------------------------
                                        2000         1999         1998
                                      --------     --------     --------
                                      (in thousands of Canadian dollars)

Interest income                       $2,853       $5,910       $  853
Interest expense                      (1,482)      (2,084)      (4,417)
Gain on sale of securities             1,497          --           --
                                      -------      -------      -------
Net investment income (expense)       $2,868       $3,826       $(3,564)
                                      =======      =======      ========

13.  SEGMENTED INFORMATION

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that was effective for fiscal years beginning after December 15, 1997. The Company adopted this new Statement in fiscal year 1999 and has restated all prior periods.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision maker in deciding how to allocate resources and assessing performance. The Company's chief decision maker is the Chief Executive Officer.

     The Company's reportable segments include Product, Consulting and Customer Support. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and, when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

     The accounting policies of the Company's operating segments are the same as those described in Note 1. The Company evaluates performance based on the contribution of each segment. The Product segment costs include all costs associated with selling product licenses, consulting services and customer support. The costs of the Consulting and Customer Support segments include all costs associated with the delivery of the service to the customer. Inter-segment revenues as well as charges such as depreciation and amortization, interest expense and overhead allocation are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.

                                          Year ended April 30, 2000
                           --------------------------------------------------------
                           Product     Consulting     Customer     Total
                                                      Support
                           -----------------------------------------------
Revenues                   $52,583     $17,549        $24,185      $94,317
Costs                       35,402       8,920         3,453        47,775
                           -----------------------------------------------

Contribution               $17,181     $ 8,629        $20,732       46,542
                           ==================================

Research and development                                                       (15,423)
Other expenses                                                                 (41,053)
Restructuring                                                                    1,106
Gain on sale of assets                                                           1,813
Provision for income taxes                                                      (1,086)
                                                                               --------
Net loss                                                                       $(8,101)
                                                                               ========

                                          Year ended April 30, 1999
                           --------------------------------------------------------
                           Product     Consulting     Customer     Total
                                                      Support
                           -----------------------------------------------
Revenues                   $66,662     $25,612        $21,938      $114,212
Costs                       43,756       8,843          3,904        56,503
                           ------------------------------------------------
Contribution               $22,906     $16,769        $18,034        57,709
                           ================================================

Research and development                                                       (15,384)
Other expenses                                                                 (43,509)
Restructuring                                                                  (30,503)
Recovery of income taxes                                                         2,552
                                                                               ---------
Net loss                                                                       $(29,135)
                                                                               =========

                                          Year ended April 30, 1998
                           --------------------------------------------------------
                           Product     Consulting     Customer     Total
                                                      Support
                           -----------------------------------------------
Revenues                   $74,781     $18,959        $17,487      $111,227
 Costs                      38,974       6,947          1,874        47,795
                           ------------------------------------------------
Contribution               $35,807     $12,012        $15,613        63,432
                          ===================================

Research and development                                                       (10,620)
Other expenses                                                                 (40,258)
Provision for income taxes                                                      (1,690)
                                                                               --------
Net income                                                                     $10,864
                                                                               =======

     The following table details the revenue and assets attributable to Canada (the Company's country of domicile), the United Sates and all other foreign jurisdictions. The Company attributes revenue to geographic areas based on the location of the customer to which the products or services were sold.

                                                   Year ended April 30,
                       ------------------------------------------------------------------------------

                                2000                       1999                       1998
                       -----------------------    ------------------------   ------------------------
                        Revenue    Fixed and       Revenue     Fixed and      Revenue    Fixed and
                                     Other                       Other                     Other
                                     Assets                      Assets                    Assets
                                            (in thousands of Canadian dollars)
Canada                  $ 5,611     $31,800       $  6,584      $35,110     $ 15,637       $41,815
United States            55,831       2,592         72,616        3,299       65,915         4,343
Other                    32,875       3,834         35,012        6,082       29,675        20,678
                     ----------- -----------    ----------- ------------   ---------- -------------
                        $94,317     $38,226       $114,212      $44,491     $111,227       $66,836
                     =========== ===========    =========== ============   ========== =============

14.  DELRINA OBLIGATION

     On September 10, 1996, the Company acquired certain assets, including title to intellectual property, related to the forms software group (the "Delrina Assets") of Delrina Corporation ("Delrina"), a subsidiary of Symantec Corporation of Cupertino, California, USA, for a non-interest bearing obligation of US$100.0 million. This non-interest bearing obligation was originally valued using a discount rate of 6%.

     Under the asset purchase agreement, the Company was required to make unequal quarterly payments to Delrina, from September 27, 1996 to June 27, 2000.

     On February 12, 1998, the Company and Delrina re-negotiated certain terms of the asset purchase agreement whereby the Company agreed to accelerate payment of its obligation in consideration for a reduction in the effective interest rate, resulting in a reduction in imputed interest charges.

     As at April 30, 2000, the Company had satisfied its payment obligation to Delrina and no further amount was outstanding under the Delrina debt.

15.  RESTRUCTURING

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

     The  following   table   summarizes  the  activity  in  the  provision  for
restructuring costs during the years ended April 30, 1999 and April 30, 2000:

                         Employee                                            Non Cash      Total
                        Termination    Facilities    Other    Total Costs      Costs     Provision
                        -------------------------------------------------    --------    ---------
Restructuring
 provision...........     $5,252        $ 2,914       $726       $8,892      $21,611     $30,503
Cash payments........     (1,175)           (36)      (207)       (1,418)      --         (1,418)
Non-cash items.......       --             --          --           --       (21,611)    (21,611)
                        -------------------------------------------------    --------    ---------
Balance,
 April 30, 1999......     $4,077        $ 2,878       $519       $7,474      $ --        $ 7,474
Cash payments........     (2,921)        (1,092)      (124)      (4,137)       --         (4,137)
Reductions...........       (566)          (540)        --       (1,106)       --         (1,106)
                        -------------------------------------------------    --------    ---------
Balance,
 April 30, 2000......     $  590        $ 1,246       $395       $2,231      $ --        $ 2,231
                        =================================================    ========    =========
Long term balance....     $ --          $ 1,059       $279       $1,338      $ --        $ 1,338
                        =================================================    ========    =========

     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services and 7 in systems and consulting services. All employees were terminated on or before April 30, 1999. Employee terminations include salary continuance for which the Company is contractually obligated to pay. During the year ended April 30, 2000, the Company's liability for bonuses and other compensation to terminated employees was reduced by $566,000.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's UK and Toronto facilities, respectively. The provision for redundant facilities includes management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the year ended April 30, 2000, the Company bought out its lease obligation of its vacant Toronto facilities for $420,000 and was successful in subleasing one of its vacant facilities in the United Kingdom. The Company has not been successful in finding alternative arrangements, the lease for which extends to 2010. During the year ended April 30, 2000, the Company's liability for vacant facilities was reduced by $540,000.

     Other cash costs related primarily to the cancellation of trade shows and other commitments.

     Non-cash costs include impairment losses of $21.6 million related to assets held for use. The losses are comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill, and $1.9 million related to other capital assets.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS No.137 which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending April 30, 2002.

     On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock based compensation (FAS 123). The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricing, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but apply to repricings and some other transactions after December 15, 1998. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's first quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  Company is a "foreign  private  issuer"  and as such is not subject to section 16(a) of the Securities and Exchange Act of 1934.

     The following table sets forth certain information concerning the executive officers and directors of the Company:

         Name                  Age                         Title
----------------------------- -------- -----------------------------------------

Abraham E. Ostrovsky.......     57  Chairman and Director
Kevin Francis..............     50  President and Chief Executive Officer and
                                    Director
James Bursey................    42  Senior Vice President & General Manager,
                                    Operations
Edward D. Capes............     46  Vice President, Customer Services and
                                    Business Processes
Jeffrey McMullen...........     40  Vice President Finance and Chief Financial
                                    Officer
Gwen Avery.................     37  Vice President, Marketing Operations
Donna Morris...............     32  Vice President, Human Resources and Training
Eric Stevens...............     39  Vice President, Research and Technology
                                    Evangelism
David Welch................     37  Vice President and General Manager, e-Forms
                                    Business Group
Don Henderson..............     51  Vice President and General Manager,
                                    e-Document Presentment Business Group
David Antila...............     40  Vice President and General Manager,
                                    e-Process Business Group
Declan Kelly...............     39  Senior Vice President and General Manager,
                                    European Solution Group
Deborah L. Weinstein......      40  Secretary
John B. Kelly..............     60  Director (1)
John Gleed.................     54  Director
Thomas E. Hicks............     47  Director (1)
Robert F. Allum............     54  Director (1)
Eric R. Goodwin............     58  Director (1)
Stephen A. Holinski........     53  Director
Graham C. Macmillan........     47  Director (1)
Dennis B. Maloney..........     53  Director (1)
John B. Millard............     61  Director (1)
Donald J. Payne............     67  Director (1)
Michael Rousseau...........     42  Director
Murray Shaw................     54  Director (1)
Paul K. Bates..............     49  Director nominee
Patrick Martin.............     59  Director  nominee

(1) Messrs. John Kelly, Hicks, Allum, Goodwin, MacMillan, Maloney, Millard, Payne and Shaw are not nominees for reappointment as directors at the annual and special meeting of the shareholders of the company to be held on September 6, 2000.


     Mr. Ostrovsky joined the Corporation in August 1991 as Executive Vice President and Chief Operating Officer. He served as President and Chief Executive Officer from November 1991 to March 1994 and as the Corporation's Chairman and Chief Executive Officer from March 1994 to August 1995, when he resigned as Chief Executive Officer. Mr. Ostrovsky has been Chairman of the Board of Directors and Chief Executive Officer of Compressent Corporation from March 1996 to December 1997. Mr. Ostrovsky is a director of SEEC, Inc., Ixla, Digital Now, CenterBeam and Net Manage.

     Mr. Francis joined the Corporation on May 15, 2000 as President and Chief Executive Officer. Prior to joining the Corporation, Mr. Francis held a variety of positions with Xerox Canada, most recently as President, Chief Executive Officer and Chairman. Beginning in 1972 as a sales representative, Mr. Francis' extensive experience with Xerox Canada included roles in sales, marketing, customer service, process re-engineering, administration, information systems, general management, customer satisfaction and quality.

     Mr. Bursey joined the Corporation as Vice President of Services in May 1995. He was promoted to his current position in February 1999. Prior to joining the Corporation, Mr. Bursey was Managing Director Financial Services at SHL Systemhouse and Executive Director at Datacor Atlantic. Mr. Bursey has resigned from the Corporation effective July 31, 2000.

     Mr. Capes joined the Corporation in January 1999 as Vice President, Product/Program Management. In February 1999 he was promoted to Vice President, Product Development and Customer Services and in June 2000 was appointed Vice President and General Manager, Customer Satisfaction and Business Process Unit. Prior to joining the Corporation, Mr. Capes was Vice President of Public Carrier Networks at Nortel, where he had worked since 1988.

     Mr. McMullen joined the Corporation in October 1994 as Controller. He was promoted to Vice President and Controller in June 1997 and to his current position as Vice President Finance and Chief Financial Officer in September 1998.

     Ms. Avery joined the Corporation in October 1998 as Director, Industry Solutions. In March 1999, she became Director, Marketing Communications and was promoted to Vice President, Marketing Operations in November 1999. Prior to joining the Corporation, Ms. Avery was Director, Communications at Fulcrum Technologies and previously held marketing positions at Cognos Incorporated.

     Ms. Morris joined the Corporation in February 1998 as Manager, Human Resources. In December 1999, Ms. Morris was promoted to Vice President, Human Resources. Prior to joining the Corporation, Ms. Morris was the Manager of Human Resources at Fulcrum Technologies, and previously also held human resources specialist and generalist roles in public, private, and union and non-union organizations.

     Mr. Stevens joined the Corporation in September 1996. He has held positions as Director, Marketing Strategies and Chief Technical Evangelist within the Company. In March 2000, he was promoted to Vice President, Research and Technology Evangelism. Prior to joining the Corporation, Mr. Stevens was Group Product Manager with Symantec and Delrina.

     Mr. Welch joined the Corporation in June 1985 as a software developer. During his 15 years with the Corporation, he has held various management positions within the software development, consulting services and alliance management areas. In April 2000, Mr. Welch was promoted to Vice President and General Manager, e-forms Business Unit.

     Mr. Henderson joined the Corporation in September 1987. Since that time he has held senior positions in sales, alliance programs and product management. Mr. Henderson left the Corporation in 1998 for a period of two (2) years as president of a startup in the mobile computing space. He rejoined the Corporation in May 2000 as Vice President and General Manager of the Electronic Document Presentment business unit. Prior to 1987 Mr. Henderson was president of a small software firm and held various positions with SHL-Systemhouse.

     Mr. Antila joined the Corporation in January 1998 as Director of Technology, Services. In June 1998 he was promoted to Director and Group Product Manager, a position which he held until June 2000 when he was promoted to his current role as Vice President and General Manager for the e-process Business Unit. Prior to joining the Corporation, Mr. Antila was a co-founder and Chief Technology Officer of WorkFlow Partners & Technology Services, a workflow consultancy acquired by JetForm in 1998.

     Mr. Declan Kelly joined the Corporation, in January of 1998 as Managing Director of the European Services Operation. In October 1999, Mr. Kelly assumed overall responsibility for the European, Middle East and African operations of the Corporation. Prior to joining the Corporation, Mr. Kelly worked for ICL, a UK based international systems integration house.

     Ms. Weinstein has served as secretary of the Corporation since September 1993. Ms. Weinstein is a founding partner of LaBarge Weinstein, Canadian legal counsel to the Corporation. From February 1991 to January 1997, Ms. Weinstein was a partner with the law firm of Blake, Cassels & Graydon. Ms. Weinstein currently acts as a director and/or secretary of MOSAID Technologies Incorporated and AIT Advanced Information Technologies Corporation.

     Mr. John B. Kelly joined the Corporation on March 31, 1994 as President and Chief Operating Officer and was appointed Chief Executive Officer on August 24, 1995. Prior to joining the Corporation he was President and Chief Executive Officer of Why Interactive Inc. (formerly DVS Communications Inc.), a multi-media based integrated learning systems company between 1985 and March
1994. Effective December 1, 1999 Mr. Kelly was no longer employed by the Corporation.

     Mr. Gleed is a founder of the Corporation and was its President from June 1982 until June 1990, when he was appointed to the position of Senior Vice President and Chief Technology Officer with the Corporation, which he held until his retirement on June 30, 1999. See "Termination of Employment". During fiscal year 2000, Mr. Gleed served as interim Chief Executive Officer from December 1999 to May 2000. Mr. Gleed also served as Chairman of the Board from June 1990 to March 1994.

     Mr. Hicks is a founder of the Corporation and served as a senior project manager from the Corporation's inception until September 1991, when he was appointed Vice President, Systems Engineering. In March 1994, he was appointed Vice President, Strategic Programs and became Vice President and Chief Information Officer in January 1997. In May 1998, he became Vice President Group Product Manager for the Corporation's Output Products, a position he held until his retirement in June 2000.

     Mr. Allum has served as a director of the Corporation since 1983. He is a founder of the Corporation and was Chairman of the Board from 1983 until June 1990, when he was appointed to the position of Executive Vice President-- Consulting Services, which he held until March 1994. From March 1994 until April 1996, Mr. Allum was the Corporation's Vice President Special Projects. In April 1996, Mr. Allum resigned as an officer of the Corporation.

     Mr. Goodwin has served as a director of the Corporation since September 1996. He is a founder of Fulcrum Technologies Inc., a provider of text retrieval software, and was its President and Chief Executive Officer from 1990 until January 1997, when he became its Chairman and Chief Executive Officer. He is currently Chief Executive Officer of Flonetwork Inc.

     Mr. Holinski has been Executive Vice President and Chief Financial Officer of North American Gateway Inc. since May 1999. Prior to joining North American Gateway, he was the Senior Vice President and Chief Financial Officer of Moore Corporation Limited between May 1994 and May 1999. Prior to joining Moore, Mr. Holinski was Treasurer of Northern Telecom Ltd. from March 1994 until May 1994, and Vice President Product Finance from September 1993 until March 1994. Mr. Holinski was Vice President Finance with Northern Telecom Europe from January 1991 until September 1993.

     Mr. Macmillan has served as a director of the Corporation since 1994. Mr. Macmillan was a Director of Investment Banking at Richardson Greenshields of Canada Ltd. ("Richardson Greenshields") from 1989 to November 1996. Mr. Macmillan became a Vice President and Director of RBC Dominion Securities Inc. following the acquisition of Richardson Greenshields by RBC Dominion Securities Inc. in November 1996.

     Mr. Maloney has served as a director of the Corporation since 1994 and is currently President and Chief Operating Officer of HealthAxis.com, a leading supplier of technology solutions to the health care industry. Prior to joining HealthAxis, Mr. Maloney spent 20 years with SHL Systemhouse Inc., most recently as President of the Global Outsourcing Division. Mr. Maloney began his career with IBM

     Dr. Millard has served as a director of the Corporation since June 1998. Mr. Millard was President and Chief Executive Officer, and director of Mitel Corporation between 1993 and 1998. Prior to joining Mitel, Dr. Millard was Senior Vice President of NEC America from 1990 to 1993. Mr Millard is a director of EGazelles, Mosaid Technologies Incorporated, SiGe Microsystems, Red Line Communications and Positron Public Safety Systems

     Mr. Payne has served as a director of the Corporation since 1995. He became the Chief Operating Officer of Bitwise Designs Inc. in 1996. Mr. Payne was President of the Air Courier Division, Federal Armored Express, Inc. from 1993 to 1996. From 1990 to 1993, he was President and Chief Executive Officer of Enable Software, Inc. In June 1996, Mr. Payne was elected to the Board of Directors of Flow Management Technologies, a developer of medical software and effective October 1998, he became Director and President of FMT's HealthCare Division.

     Mr. Rousseau has served as a director of the Corporation since September 1999. He is currently Senior Vice President and Chief Financial Officer of Moore Corporation Limited, and has been since May 1999. Prior to that time, Mr. Rousseau served as Vice President and Chief Financial Officer of Silcorp Limited.

     Mr. Shaw has served as a director of the Corporation since June 2000. He is currently Director of Business Development at Moore Corporation Limited.

     Mr. Bates has been the President and CEO of Charles Schwab Canada Co. ("Schwab Canada") the Canadian subsidiary of the on-line brokerage firm Charles Schwab & Co. Inc. since February 1999. Prior to joining Schwab Canada, Mr. Bates was the founder and Chief Executive Officer of Priority Brokerage Inc. which was acquired by Schwab Canada in February 1999. Mr. Bates has also served as President and Chief Operating Officer of the brokerage firms Green Line Investor Services Inc. and Marathon Brokerage Inc.

     Mr. Martin has been the President and Chief Operating Officer and Chairman of Storage Technology Corporation since July 11, 2000. Prior to joining Storage Technology Corporation he spent 23 years at Xerox Corporation, most recently serving as President, North American Solutions Group.

Committees of the Board of Directors

     There are two standing Committees of the Board of Directors: the Audit Committee and the Compensation Committee. The Board of Directors does not have a Nominating Committee.

     The Audit Committee oversees the Corporation's financial reporting process and internal controls, and consults with management, the internal accountants, and the Corporation's independent auditors on matters related to the annual audit of the Corporation and the internal controls, published financial statements, accounting principles and auditing procedures being applied. The Committee also reviews management's evaluation of the auditors' independence, and submits to the Board of Directors its recommendations for the appointment of auditors. The members of the Audit Committee are Messrs. Stephen Holinski, Robert Allum, and John Millard. The committee reports to the full Board each time the committee meets.

     The Compensation Committee has administered the Corporation's 1990 Employee Stock Option Plan and 1993 Employee Stock Option Plan and currently administers the 1995 Stock Option Plan and the 1997 Employee Stock Purchase Plan. The Committee also consults generally with, and makes recommendations to, the Board of Directors on matters concerning executive compensation, including individual salary rates, supplemental compensation and special awards. The members of the Compensation Committee are Messrs. Graham Macmillan, Robert Allum, and Donald Payne. The committee reports to the full Board each time the committee meets.

Board and Board Committee Meetings

     During the fiscal year ended April 30, 2000, the Board of Directors held 11 meetings, the Audit Committee held 5 meetings and the Compensation Committee held 3 meetings. All Directors attended at least 75% of the aggregate of all meetings of the Board and all committees on which they served.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to those individuals who occupied the office of Chief Executive Officer during fiscal year 2000, the four other most highly compensated executive officers of the Company and the former executive officer whose compensation would have been disclosed if he was still employed by the Company for the fiscal years ended April 30, 2000, 1999 and 1998:


                                                                                   Long term
                                                                                  Compensation
                                                       Annual Compansation          Awards
                                                     ---------------------        ------------
Name and Principal Position           Year ended                                    Number of          Other
                                       April 30,     Salary (1)      Bonus(1)      Options(2)     Compensation(1)
John B. Kelly (3)                        2000        $455,000        $      -              -      $        -
   Former President and Chief            1999        $455,000        $      -        148,150      $        -
   Executive Officer                     1998        $348,750        $111,019        190,000      $        -

John Gleed (4)                           2000        $247,500        $      -         35,000      $        -
   President and Chief                   1999        $211,250        $      -         25,300      $        -
   Executive Officer                     1998        $202,500        $ 64,463         82,000      $        -

James Bursey                             2000        $250,000        $100,000              -      $        -
   Senior Vice President                 1999        $229,628        $ 40,000         59,340      $        -
   Operations                            1998        $165,000        $ 80,000         47,000      $        -

Edward Capes                             2000        $175,000        $ 15,000              -      $        -
   Vice President                        1999        $ 51,664        $      -         30,300      $        -
   Product Development                   1998        $      -        $      -              -      $        -

Jeffrey McMullen                         2000        $170,000        $      -              -      $        -
   Vice President Finance                1999        $145,000        $  7,500         25,300      $        -
   Chief Financial Officer               1998        $ 90,000        $ 25,125         24,260      $        -

Declan Kelly (5)                         2000        $180,946        $144,856         10,000      $        -
   Vice President                        1999        $126,537        $ 31,992          9,560      $        -
   European Operations                   1998        $      -        $      -              -      $        -

Andrew Jackson (6)                       2000        $160,000        $ 35,000              -      $        -
   Former Senior Vice President          1999        $133,470        $ 12,300         25,000      $        -
   Marketing                             1998        $ 95,871        $ 17,750          5,180      $        -

(1)  All references to "$" in this section are to Canadian dollars.

(2)  The Company has not issued any stock appreciation rights.

(3)  Base salary is annualised. Mr. Kelly served as President and Chief Executive Officer until December 1999. See "Termination of
     Employment".

(4)  Mr. Gleed served as interim President and interim Chief Executive Officer from December 1999 to May 2000 when he retired. See
     "Employment Agreements" below.

(5)  Mr. Declan Kelly's salary was converted from Irish Punts using the average exchange rate during the year.


(6)  Mr. Jackson's employment with the Corporation ended in April 2000.  Information regarding his compensation is set forth above since Mr.  Jackson  would have  qualified  as one of the four most highly paid  executive  officers had he been serving as an executive officer of the Corporation at the end of fiscal year 2000. See "Termination of Employment" below.


     The following table sets forth the stock options granted during the fiscal year ended April 30, 2000 to each of the Company's executive officers named in the Summary Compensation Table:

                            2000 Stock Option Grants
-------------------------------------------------------------------------------------------------------------------
                                            % of total                                   Potential Realized Value
                                 Shares       options                                     at Assumed Annual Rate
                               underlying   granted to    Exercise                            of Stock Price
                               number of     employees   Price per                       Appreciation over Option
                                options      in Fiscal     Share                                 Term (2)
                                                                                         --------------------------
            Name                granted        2000       (in US$)         Expiry             5%           10%
            ----                -------        ----       --------         ------             --           ---
John Gleed                       35,000(1)     4.5%     $ 4.750        December 1, 2003     53,029      114,200
John B. Kelly                      --           --           --              --               --           --
James Bursey                       --           --           --              --               --           --
Edward Capes                       --           --           --              --               --           --
Jeffrey McMullen                   --           --           --              --               --           --
Declan Kelly                     10,000(1)     1.3%     $ 4.063        October 1, 2003      12,960       27,909
Andrew Jackson                     --           --           --              --               --           --
Keith Sinclair                     --           --           --              --               --           --

(1)  Options are exercisable  starting 6 months after the date of grant, with one-sixth of the shares becoming exercisable at that time and with an additional  one-sixth of the option shares becoming  exercisable on each  successive six month period,  with full vesting occurring on the third anniversary date. All options expire on the fourth anniversary date.

(2)  The calculated  potential  realized  value is expressed in Canadian  dollars using the exchange rate in effect at the date of option grant.

2000 Aggregate Option Exercises and Year-end Option Values

     The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realised on exercise during the fiscal year ended on April 30, 2000, by the Company's executive officers named in the Summary Compensation Table. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on April 30, 2000, and the aggregate gains that would have been realised had these options been exercised on April 30, 2000, even though the exercisable options were not exercised, and the unexercisable options could not have been exercised, on April 30, 2000.


                        Acquired on                           Unexercised Options                Options
                         Exercise                              at April 30, 2000           at April 30, 2000(b)
                          during            Value       -----------------------------  -----------------------------
     Name               Fiscal 2000      realized(a)    Exercisable     Unexercisable  Exercisable     Unexercisable
     ----               -----------      -----------    -----------     -------------  -----------     -------------
John B. Kelly             63,550          $239,078        249,867          104,733       $93,891         $187,783
John Gleed                  -                 -            98,768           73,532        28,081          124,147
James Bursey                -                 -            93,114           50,226        65,857          131,714
Jeffrey McMullen            -                 -            34,433           21,619        28,081           56,155
Edward Capes                -                 -            10,101           20,199        28,081           56,155
Declan Kelly                -                 -            10,189           17,371        15,548           45,877
Andrew Jackson              -                 -            17,048             -           27,748         $   -

(a)  Value is based on the closing price on the date of exercise less the exercise price and the closing exchange rate on the date of exercise.

(b)  Value of exercisable and unexercisable  options is based on the April 30, 2000, closing bid price of US$ 6.0625 per share and exchange rate of US$1.00 = Cdn. $1.4801,  less the exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

The Corporation does not maintain any long-term incentive plans.

Compensation of Directors

     The Board of Directors has determined for the year ended April 30, 2001 that each non-employee, non-Moore nominated director be paid an annual fee of US$10,000, plus US$1,000 per meeting in person and US$500 per meeting by telephone. In addition, the Chairman of the Board and the Chairman of each Committee of the Board will be paid an additional US$5,000. No directors were granted stock options during the year ended April 30, 2000, except in their capacity as employees of the Corporation, if applicable. Non-employee directors are reimbursed for their reasonable expenses incurred in attending Board and committee meetings.

Employment Agreements / Termination of Employment

     The Corporation has entered into employment agreements with John B. Kelly, James Bursey, Jeffrey McMullen, Edward Capes and Declan Kelly each of which, except as noted below, contain substantially similar provisions.

     Each employment agreement provides that the executive shall devote his full time and attention to performing his duties for the Corporation. In the event of termination by the executive for good reason (a material change in his responsibilities, a failure to maintain his compensation and benefits, a material breach by the Corporation under the employment agreement, or the failure by the Corporation to have the employment agreement assumed by any successor to the Corporation), or by the Corporation for other than cause, death, disability or retirement, the Corporation will pay salary and vacation pay earned to the date of termination as well as a multiple of the executive's salary (the "Termination Payments"). Except as noted below, the Corporation will also continue all granted options according to their terms. If the Executive terminates their employment agreement on thirty (30) days notice within ninety
(90) days of a change in control of the Corporation, the Corporation shall be obligated to make the Termination Payments. Additionally, all granted options shall become immediately exercisable upon a change of control of the Corporation. Each employment agreement provides that the executive maintain the confidentiality of the Corporation's confidential information indefinitely and further provides that the executive shall not compete with the Corporation nor solicit its employees for a certain period of time following termination (the "Non-compete Term").

     Effective December 1, 1999 Mr. John B. Kelly's employment was terminated by the Corporation for other than cause, death or disability in accordance with the terms of his employment agreement. Mr. John B. Kelly's Termination Payments are equal to three times his then current salary and up to $30,000 for job relocation expenses. His Non-compete Term is for three years. All options will continue to vest and be exercisable for a period of three years after termination.

     The Termination Payments for each of Mr. Bursey, Mr. McMullen, Mr. Capes and Mr. Declan Kelly (the "Executives") are equal to one times their respective then current salary and up to $15,000 for job relocation expenses. Non-compete Term for each of the Executives is for one year. All options held by each of the Executives will continue to vest and be exercisable for a period of one year after termination by the Executive for good reason, or by the Corporation for other than cause, death, disability or retirement. Mr. Bursey has tendered his resignation from the Corporation to be effective July 31, 2000. In order to induce Mr. Bursey to remain with the Corporation until July 31, 2000, the Corporation has agreed to continue his current salary for a period of 18 months thereafter, provided that he will continue to be paid only one-half his salary in the event he obtains alternate employment during such time.

     The Corporation entered into an employment agreement with Mr. Gleed to outline the terms of his compensation and benefits in his role as the interim President and Chief Executive Officer of the Corporation. The Corporation agreed to pay Mr. Gleed $1,500 per day while he served as interim President and Chief Executive Officer and thereafter a monthly retainer of $7,500 for professional consulting services until April 30, 2002. All options granted to Mr. Gleed will vest and continue to be exercisable until expiry notwithstanding Mr. Gleed's retirement.

Directors' And Officers' Liability Insurance

     The Corporation presently maintains directors' and officers' liability insurance in the aggregate principal amount of US$10.0 million. The annual premium payable for this insurance during the year ended April 30, 2000 was $185,500. The by-laws of the Corporation generally provide that the Corporation shall indemnify a director or officer of the Corporation and certain other bodies corporate against liability incurred in such capacity to the extent permitted or required by the Canada Business Corporations Act. To the extent the Corporation is required to indemnify the directors or officers pursuant to the by-laws, the insurance policy provides that the Corporation is liable for the initial US$100,000 in the aggregate for each loss with respect to the insuring agreement.

Compensation Committee Interlocks and Insider
Participation in Compensation Decisions

     At April 30, 2000, the members of the Compensation Committee were Messrs. Allum, Macmillan and Payne, all non-employee directors of the Company. Graham C. Macmillan, a director of the Company and a member of the Compensation Committee, is a Vice President and Director of RBC Dominion Securities Inc., a provider of investment banking and other services to the Company. The Committee has a mandate to: (a) monitor compliance with legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of options, (c) recommend Chief Executive Officer and senior officer compensation,
(d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and (e) review levels of compensation generally for the Company. The Committee met three times in fiscal 2000 and acted by way of resolution on other occasions.

Report on Executive Compensation

     The philosophy of the Corporation in the determination of senior executive compensation is to encourage performance in order to expand the position of the Corporation in a highly competitive environment. For the year ended April 30, 2000, the process utilized by the Compensation Committee in determining executive officer compensation levels was based upon the Committee's judgment, taking into account both qualitative and quantitative factors. Among the factors considered by the Committee were the recommendations of the Chief Executive Officer with respect to the compensation of the Corporation's key executive officers. However, the Committee made the final compensation decisions concerning such officers. The Committee established the compensation payable for John B. Kelly and John Gleed, both of whom served as President and Chief Executive Officer. Mr. Kelly or Mr. Gleed, as applicable, then recommended, subject to the Committee's review and the Board's approval, the compensation payable to the other executive officers.

     The Committee's fundamental policy is to offer the Corporation's executive officers competitive compensation opportunities based upon overall Corporation performance, their individual contribution to the financial success of the Corporation, and their personal performance. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Corporation's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package comprises three elements: (i) base salary, which is established primarily on the basis of individual performance and market considerations; (ii) annual variable incentive compensation awards payable in cash and tied to the Corporation's achievement of financial performance goals and the executive's contribution and, (iii) stock option grants at market price which strengthen the mutuality of interests between the executive officers and the shareholders. Under the terms of the stock option plan, options generally must be exercised within a period of four or five years from the date of the grant. All options granted terminate 30 days after termination of employment unless otherwise determined by the Chief Executive Officer, or as provided in an executive's employment agreement.

Performance Graph

     The Common Shares of the Company began trading on the NASDAQ Small Cap Market System in April 1993. The following graph compares the yearly percentage return since April 30, 1994 on the Company's Common Shares, compared with the percentage change in the NASDAQ index of all US and foreign issues and the NASDAQ index of computer and data processing companies.


700% -
                                                                       A    676%
600% -

500% -

400% -
                                                            A          O    373%
300% -                      X                    X

200% -                                X          A
                 X                    A          O          O
100% -                      A         O
                            O
                 O                                                      X    30%
  0% -XOA                                                   X
  April 30,  April 30,  April 30,  April 30,  April 30,  April 30,  April 30,
    1994       1995       1996       1997       1998       1999       2000

X = Common Shares of the Company
O = NASDAQ index of US and Foreign Issues
A = NASDAQ index of Computer and Data Processing Companies


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares as of July 13, 2000: (i) by each person who is known by the Company to own beneficially more than five percent of the outstanding Common Shares, (ii) by each director and named executive officer of the Company and (iii) by all directors and executive officers of the Company as a group at any time during fiscal year ended April 30, 2000. There is no family relationship between any directors or executive officers of the Company.

                                                    Number         Percentage
                                                  of Shares        of Shares
                                                 Beneficially     Beneficially
Beneficial Owner(1)                                 Owned            Owned

Directors and Named Executive Officers
Robert F. Allum(2)..........................         228,978          1.17%
James Bursey(3) ............................          83,780            *
Edward Capes(4).............................          18,374            *
Kevin Francis...............................          17,450            *
John Gleed(5)...............................         297,080          1.5%
Eric R. Goodwin(6)..........................          24,668            *
Thomas E. Hicks(7)..........................         204,628          1.04%
Stephen A. Holinski (8).....................           4,668            *
John B. Kelly(10)...........................         283,367          1.42%
Declan Kelly (9)............................          14,934            *
Graham C. Macmillan(11).....................          26,668            *
Dennis B. Maloney(12).......................          29,668            *
Jeffrey McMullen(13) .......................          36,561            *
John B. Millard(14).........................          11,635            *
Abraham E. Ostrovsky(15)....................         151,312            *
Donald J. Payne(16).........................          43,167            *
Michael Rousseau (17).......................       2,558,748         12.96%
Murray Shaw (17)............................       2,558,748         12.96%
All directors and executive officers (18)          1,515,276          7.38%
5% Shareholders
Moore Corporation Limited (19)..............       2,558,748          12.96%

----------
*    Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 21, 2000, whether pursuant to the exercise of options, conversion of securities or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options or convertible preference shares that are held by such person (but not those held by any other person) and which are exercisable (or convertible) within 60 days of July 21, 2000 have been exercised. Unless otherwise noted in the footnotes below, the Corporation believes that all persons named in the table have sole voting power and investment power with respect to all common shares beneficially owned by them. Statements as to securities beneficially owned by directors, nominees for directors and executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors, nominees and executives and from records available to the Corporation.

(2) Includes 129,976 common shares owned by Mr. Allum's spouse. Also includes 17,668 common shares subject to options. Mr. Allum disclaims any beneficial interest in shares owned by his spouse.

(3)  All common shares subject to options.

(4)  Includes 10,101 common shares subject to options

(5) Includes 100,000 common shares owned by two holding companies controlled by Mr. Gleed for the benefit of his children. Also includes 5,000 common shares owned by Mr. Gleed's spouse. Also includes 120,433 common shares subject to options and 11,492 common shares subject to options held by Mr. Gleed's spouse. Mr. Gleed disclaims any beneficial interest in such common shares and options owned by his spouse.

(6)  All common shares subject to options.

(7) Includes 82,268 common shares owned by Mr. Hicks' spouse. Also includes 47,000 common shares subject to options. Also includes 4,571 common shares subject to options owned by Mr. Hicks' spouse. Mr. Hicks disclaims any beneficial interest in such common shares and options owned by his spouse.

(8)  Includes 2,668 common shares subject to options.

(9)  Includes 10,189 common shares subject to options.

(10) Includes 269,867 common shares subject to options.

(11) Includes 24,668 common shares subject to options.

(12) Includes 24,668 common shares subject to options.

(13) Includes 35,853 common shares subject to options.

(14) Includes 9,335 common shares subject to options.

(15) Includes 35,000 common shares owned by two trusts (17,500 common shares each) of which Mr. Ostrovsky is the trustee, for the benefit of Mr. Ostrovsky's two children. Also includes 60,668 common shares subject to options.

(16) Includes 38,668 common shares subject to options.

(17) Includes 1,992,084 common shares, 450,448 convertible preference shares, which are convertible at any time into 450,448 common shares, subject to conditional provisions, and 116,216 common shares subject to options. All such shares are beneficially owned by Moore Corporation Limited and are deemed to be owned by Mr. Rousseau and Dr. Shaw by virtue of the fact that they are the director nominees of Moore Corporation Limited.

(18) Includes common shares indirectly owned and 900,131 common shares that may be acquired upon exercise of options. Excludes the 2,558,748 common shares beneficially owned by Moore Corporation Limited, which are also deemed to be beneficially owned by Mr. Rousseau and Dr. Shaw by virtue of the fact that they are the director nominees of Moore Corporation Limited. The beneficial ownership of such common shares by Moore Corporation Limited is set forth above.

(19) Includes 1,992,084 common shares, 450,448 convertible preference shares, which are convertible at any time into 450,448 common shares, subject to conditional provisions, and 116,216 common shares subject to options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Corporation concluded an investment agreement with Moore Corporation Limited ("Moore") in August 1994 under which Moore acquired 2,263,782 convertible preference shares (the "preference shares") representing approximately 18.5% of the Corporation's common share equivalents then outstanding for net proceeds of approximately $24.8 million. Moore also acquired an option to purchase 178,750 common shares of the Corporation for a price of US$8.25 per share (the "Special Options") and a conditional option to acquire 7,726,375 common shares of the Corporation no later than December 30, 1999 at prices ranging from US$15.00 per share to US$20.00 per share, subject to certain anti-dilution provisions (the "Moore Options"). In accordance with these anti-dilution rights, during the year ended April 30, 1996, Moore also acquired an option to acquire 116,216 common shares of the Corporation at US$16.50 per share.

     In June 1996 the Corporation negotiated the repurchase of the Moore Options in order to eliminate the perceived dilutive effect of the Moore Options on the price of the Corporation's common shares. As a result, on June 27, 1996, the Corporation entered into an agreement with Moore under which a subsidiary of the Corporation repurchased the Moore Options for consideration of US$34.0 million ($46.3 million), paid for through the issuance by the Corporation to Moore of 1,813,334 common shares and incurred additional expenses associated with the transaction of $749,000. The consideration paid for the options was determined by arm's length negotiation between the parties. Subsequently, Moore sold to various third parties 1,813,334 of its preference shares, which were converted into an equal number of common shares, and Moore exercised the Special Options to acquire 178,750 common shares at US$8.25 per share. As a result of the foregoing, at April 30, 2000, Moore held 1,992,084 common shares, 450,448 preference shares and options to purchase 116,216 common shares or, approximately 12% of all outstanding common and preference shares on a fully diluted basis. The Corporation and Moore also entered into a long-term strategic alliance in August 1994, under which sales of the Corporation's products and services in certain vertical markets would be focused through Moore. Moore also committed to make certain minimum purchases from the Corporation of its products for resale. The Corporation and Moore amended the terms of the strategic alliance as of June 27, 1996, April 30, 1997 and April 30, 1998. Pursuant to the amended strategic alliance, effective January 1, 2000, Moore relinquished exclusive marketing rights in all vertical markets and non-exclusive marketing and distribution rights to all markets worldwide. The amended strategic alliance continues to provide for the promotion by Moore and the Corporation of each other's solutions. Under the amended strategic alliance, Moore is committed to make purchases of the Corporation's products for resale of US$1.0 million in each of calendar years 1998 through 2003.

     Certain other agreements entered into with Moore in August 1994 were also amended and restated as at June 27, 1996. As long as Moore beneficially owns at least 10% of the outstanding common and preference shares of the Corporation, Moore is entitled to nominate two directors to the Corporation's Board of Directors and as long as Moore beneficially owns at least 5% of the outstanding common and preference shares of the Corporation, Moore is entitled to nominate one director to the Corporation's Board of Directors. Notwithstanding Moore's ownership of more than 10% of the outstanding common and preference shares of the Corporation, Moore has agreed to nominate only one director to the Corporation's Board of Directors. For purposes of calculating Moore's beneficial ownership, any common shares issued after June 27, 1996 pursuant to the exercise of options or other rights granted after such date pursuant to employee stock plans are treated as not outstanding. Certain insiders have agreed to vote their shares in favour of Moore's nominees for election to the Corporation's Board of Directors. So long as Moore owns not less than 10% of the outstanding common and preference shares, Moore continues to be entitled to a pre-emptive right with respect to issuances by the Corporation of additional equity shares or shares convertible into equity shares, although the pre-emptive right does not apply to securities issued by the Corporation pursuant to employee stock purchase or stock option or other employee stock incentive plans. Prior to conversion, each preference share is entitled to one vote and is to vote with the common shares as a single class; provided that, if at any time Moore's beneficial ownership of common and preference shares is less than 15% of the outstanding common and preference shares, Moore has agreed to vote its preference shares as directed by the Corporation, with certain exceptions.

     The Corporation and Moore have also entered into a Registration Rights Agreement pursuant to which Moore may require the Corporation to register common shares issued upon conversion of the preference shares or exercise of the options (a "Demand Registration") under the Securities Act of 1933 (the "Act"), subject to certain limitations. Moore will be entitled to require up to three Demand Registrations at any time, one of which must be paid for by the Corporation, and participate in any other registration of the Corporation's securities under the Act, subject to certain limitations. Moore may publicly sell any common shares registered under the Act.

     During fiscal year 1999, the Corporation (or its subsidiaries) entered into certain agreements with Hugh Millikin ("Millikin"), a former Senior Vice President, and Indigo Pacific Pty Limited ("Indigo"), a company controlled by Millikin.

     In July 1999, JetForm Pacific Pty Limited transferred certain assets and liabilities to Indigo for a net purchase price of Cdn.$50,000 (after deducting the value of assumed liabilities from the total purchase price of Cdn.$229,952). Such assets included the assets used in the business of JetForm PTE Ltd., the Corporation's Singapore subsidiary. In August 1999, the Corporation entered into a distribution agreement with Indigo, permitting Indigo to distribute certain software of the Corporation and to resell support services throughout the Pacific Rim, exclusive of Japan and mainland China, and requiring Indigo to pay royalty fees to the Corporation equal to 50% of the net resale price of all software licenses and support services.

     On November 30, 1999, Millikin resigned from all of his offices, positions and directorships with the Corporation (and its subsidiaries and affiliates), but retained the title "Senior Vice President and General Manager" of Asia Pacific, for marketing purposes.

     In December 1999, the Corporation and Indigo entered into a management agreement. Millikin agreed to manage the business of JetForm Japan K.K. and the representative office in China, on a month-to-month basis, for a monthly fee of $15,000 (Australian dollars). Also in December 1999, the Corporation extended a secured, interest-free loan for $225,000 (Australian dollars) to Indigo. Millikin guaranteed repayment, which begins August 1, 2000 and ends May 1, 2002.
PART IV

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

10.6.1(5)      Strategic  Alliance  Agreement  dated August 11, 1994 between the
               Registrant and Moore Corporation Limited

10.6.2(8)      Agreement to amend the Strategic  Alliance  Agreement  dated June
               27, 1996 between the Registrant and Moore Corporation Limited

10.6.3(8)      Amendment to the  Strategic  Alliance  Agreement  dated April 30,
               1998, between the Registrant and Moore Corporation Limited.

10.6.4(11)     Amendment to the  Strategic  Alliance  Agreement  dated April 30,
               1999, between the Registrant and Moore Corporation Limited.

10.8(5) Employment Agreement dated August 11,1994 between the Registrant and John Gleed 10.10(2) Lease dated as of February 1, 1993, between the Registrant and Arnon Development Corporation and Baix Developments Inc. for Ottawa, Canada facility

10.11(4) Form of Amendment to Lease to be entered into between Registrant and Arnon Development Corporation Limited and Baix Developments, Inc.

10.12(5) Letter Agreement dated June 1995 between Arnon Development Corporation and the Registrant

10.13(4) Lease dated April 24, 1991 between Arnon Development Corporation and Baix Developments, Inc. and CCC Cable Consumer Channel Inc (d/b/a Why Interactive) and amendment dated June 28, 1991. 10.14(4) Agency Agreement between the Registrant and Selling Shareholders of the Registrant and Richardson Greenshields of Canada Limited.

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

10.19(l)       Registrant's 1993 Employee Stock Option Plan

10.20(5)       Registrant's 1995 Employee Stock Option Plan

10.21(7) Credit Facility dated October 25, 1996 between the Registrant and Royal Bank of Canada

10.21.1(11)    Credit Facility dated October 14, 1997 between the Registrant and
               Royal Bank of Canada

10.21.2(12)    Credit  Facility  dated April 7, 1999 between the  Registrant and
               Royal Bank of Canada

10.21.3        Amendment  dated  October 27, 1999, to Loan  Agreement  (April 7,
               1999) between the Royal Bank of Canada and the Registrant

10.22(7) Receivable Purchase Agreement and Amendment Agreement dated July 31, 1996, between the Registrant and Royal Bank Export Finance Co. Ltd.

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

10.27(12)      Amendment  dated  September 28, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Gleed

10.28(12)      Amendment  dated  September 26, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Kelly

10.28.1        Termination   Agreement   dated  December  1,  1999  between  the
               Registrant and John B. Kelly

10.29(12)      Amendment  dated  September 25, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and Phil Weaver

10.30(12)      Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and Carlos Fox

10.31(12)      Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and Ian Fraser

10.32(12)      Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and James Bursey

10.33(12)      Employment   Agreement  dated  September  22,  1998  between  the
               Registrant and Hugh Millikin

10.34(12)      Termination   Agreement  dated  February  19,  1999  between  the
               Registrant and Phil Weaver

10.35(12)      Termination Agreement dated April 29, 1999 between the Registrant and Ian Fraser

10.36(12)      Termination  Agreement  dated June 1, 1999 between the Registrant and Carlos Fox

10.37          Employment   Agreement   dated   February  8,  2000  between  the
               Registrant and James Bursey

10.37.1 Amendment dated February 8, 2000 to the employment agreement dated February 8, 2000 between the Registrant and James Bursey

10.37.2 Amendment dated July 17, 2000 to the employment agreement dated February 8, 2000 between the Registrant and James Bursey

10.38 Employment Agreement dated April 13, 2000 between the Registrant and A. Kevin Francis

10.39          Employment   Agreement   dated   October  21,  1999  between  the
               Registrant and Jeff McMullen

10.40          Employment   Agreement   dated   October  21,  1999  between  the
               Registrant and Edward Capes

10.41 Employment Agreement dated May 4, 2000 between the Registrant and Declan Kelly

10.42          Employment   Agreement   dated  February  16,  2000  between  the
               Registrant and John Gleed

10.43 Share Purchase Agreement, dated May 19, 1999 between Calian Technologies and the Registrant

10.44 Distribution Agreement, dated August 1, 1999 between Indigo Pacific and the Registrant

21.1           Subsidiaries     of    the    Registrant    23.0    Consent    of
               PricewaterhouseCoopers LLP


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

(12) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended April 30, 1999.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the year.

PRICEWATERHOUSECOOPERS

                                                     PricewaterhouseCoopers LLP
                                                     Chartered Accountants
                                                     99 Bank Street
                                                     Suite 800
                                                     Ottawa Ontario
                                                     Canada K1P 1E4
                                                     Telephone +1 (613) 237 3702
                                                     Telephone +1 (613) 237 3936


Our report on the consolidated financial statements of JetForm Corporation as of April 30, 2000 and 1999 and for the years ended April 30, 2000, 1999 and 1998 is included in Item 8 of their Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule V listing in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Ottawa, Ontario
June 20, 2000

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

                               JETFORM CORPORATION

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS

Balance as at April 30, 1997                $  735
Bad debt expense for the year                1,045
Write-off/adjustments                         (381)
                                            -------
Balance as at April 30, 1998                 1,399
Bad debt expense for the year                2,528
Write-off/adjustments                       (2,003)
                                            -------
Balance as at April 30, 1999                 1,924
Bad debt expense for the year                6,056
Write-off/adjustments                       (5,556)
                                            -------
Balance as at April 30, 2000                $2,424

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JetForm Corporation


Dated:  July 24, 2000         /s/ A. Kevin Francis
                              --------------------------------------------------
                              Kevin Francis
                              President and Chief Executive Officer and Director
                              (Principal ExecutiveOfficer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Abraham Ostrobsky                    /s/ Jeffrey McMullen
---------------------------------------  ---------------------------------------
Abraham Ostrovsky                        Jeffrey McMullen
Chairman and Director                    Vice President, Finance and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

/s/ John Gleed                           /s/  Michael Rousseau
---------------------------------------  ---------------------------------------
John Gleed                               Michael Rousseau
Director                                 Director

/s/ Eric R. Goodwin                      /s/ Thomas E. Hicks
---------------------------------------  ---------------------------------------
Eric R. Goodwin                          Thomas E. Hicks
Director                                 Director

/s/ Robert F. Allum                      /s/ Deborah L. Weinstein
---------------------------------------  ---------------------------------------
Robert F. Allum                          Deborah L. Weinstein
Director                                 Secretary

/s/ Graham C. Macmillan                  /s/ Stephen A. Holinski
---------------------------------------  ---------------------------------------
Graham C. Macmillan                      Stephen A. Holinski
Director                                 Director

/s/ Donald J. Payne                      /s/ Dennis B. Maloney
---------------------------------------  ---------------------------------------
Donald J. Payne                          Dennis B. Maloney
Director                                 Director

                                         /s/  Murray Shaw
                                         ---------------------------------------
                                         Murray Shaw
                                         Director