Form 10-Q
period 2000-08-31
JETFORM CORP
filed 2000-09-12
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000


          TRANSITION REPORT PURSUANT TO  13 OR 15(d) OF THE SECURITIES EXCHANGE
-------   ACT OF 1934


For the transition period ___________ to __________

         Commission file number     1-111898


                               JETFORM CORPORATION
                               -------------------
             (exact name of registrant as specified in its charter)


           Canada                                            N/A
---------------------------                             ------------
(state or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


                              560 Rochester Street
                         Ottawa, Ontario K1S 5K2, Canada
                   ----------------------------------------
                    (Address of principal executive offices)

                                 (613) 230-3676
                            ----------------------
               Registrant's telephone number (including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS
              The number of the issuer's Common Shares outstanding
                       on September 05, 2000: 19,631,751

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as at July 31, 2000, and                3
            April  30, 2000

          Consolidated Statements of Operations for the three month           4
            periods ended July 31, 2000 and July 31, 1999

          Consolidated Statements of Comprehensive Income for the             5
            month periods ended July 31, 2000 and July 31, 1999

          Consolidated  Statements  of Cash Flows for the three  month        6
            periods ended July 31, 2000 and July 31, 1999

          Notes to Consolidated Financial Statements                          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  14
            CONDITION AND RESULTS OF OPERATIONS


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                   22



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

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

             (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT SHARE AMOUNTS)

                                                                         JULY 31,             APRIL 30,
                                                                           2000                 2000
                                                                      --------------        ------------
                                                   ASSETS
       CURRENT ASSETS
       Cash and cash equivalents................................         $ 29,071            $ 42,092
       Accounts receivable (Note 2).............................           26,321              21,416
       Term accounts receivable (Note 2)........................            5,830               5,224
       Unbilled receivables.....................................            4,343               4,492
       Inventory................................................            1,042               1,084
       Prepaid expenses and deferred charges....................            2,928               2,956
                                                                      --------------        ------------
                                                                           69,535              77,264

       TERM ACCOUNTS RECEIVABLE (NOTE 2)........................               --                 242
       DEFERRED INCOME TAX ASSET................................            5,667               5,604
       FIXED ASSETS (NOTE 3)....................................           17,136              16,556
       OTHER ASSETS (NOTE 3)....................................           20,684              21,670
                                                                     ---------------        ------------
                                                                        $ 113,022           $ 121,336
                                                                     ===============        ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES
       Accounts payable.........................................          $ 4,185              $7,423
       Accrued liabilities......................................            9,793              10,685
       Unearned revenue.........................................           15,137              15,588
       Term loan (Note 4).......................................           10,000              10,000
                                                                     ---------------        ------------
                                                                           39,115              43,696
       ACCRUED LIABILITIES......................................            1,264               1,338
                                                                     ---------------        ------------
                                                                           40,379              45,034
                                                                     ---------------        ------------
       SHAREHOLDERS' EQUITY
       Capital stock  (Issued and  outstanding  -- 19,630,749
       Common Shares and 450,448 Preference Shares at July 31,
       2000;  19,592,314 Common Shares and 450,448 Preference
       Shares at April 30, 2000) ...............................          248,493             248,210
       Cumulative translation adjustment........................          (2,146)             (2,670)
       Deficit..................................................        (173,704)           (169,238)
                                                                     ---------------        ------------
                                                                           72,643              76,302
                                                                     ---------------        ------------
                                                                        $ 113,022           $ 121,336
                                                                     ===============        ============

 (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

      (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED JULY 31,
                                                              --------------------------------------

                                                                   2000                    1999
                                                              ----------------      ----------------
REVENUES
Product ......................................                 $     12,654            $     11,938
Service ......................................                        9,401                  11,110
                                                               ------------            ------------
                                                                     22,055                  23,048
                                                               ------------            ------------
COSTS AND EXPENSES
Cost of product ..............................                        2,014                   2,111
Cost of service ..............................                        2,687                   3,390
Sales and marketing ..........................                       12,688                  11,464
General and administrative ...................                        2,474                   2,570
Research and development .....................                        3,947                   3,742
Depreciation and amortization ................                        2,587                   2,535
Gain on sale of assets .......................                         --                    (1,813)
                                                               ------------            ------------
                                                                     26,397                  23,999
                                                               ------------            ------------
OPERATING LOSS ...............................                       (4,342)                   (951)
Net investment income (expense) ..............                           34                     497
                                                               ------------            ------------
LOSS BEFORE TAXES ............................                       (4,308)                   (454)
Provision for income taxes (Note 5) ..........                         (158)                   (176)
                                                               ------------            ------------
NET LOSS .....................................                 $     (4,466)           $       (630)
                                                               ============            ============
BASIC LOSS PER SHARE
Net loss per share ...........................                 $      (0.22)           $      (0.03)
Weighted average number of shares ............                   20,063,789              19,878,424
FULLY DILUTED LOSS PER SHARE
Net loss per share ...........................                 $      (0.22)           $      (0.03)
Weighted average number of shares ............                   20,063,789              19,878,424


             (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                       (IN THOUSANDS OF CANADIAN DOLLARS)


                                                    THREE MONTHS ENDED JULY 31,
                                                    ---------------------------

                                                         2000           1999
                                                     -----------      -------


Net loss ......................................       $(4,466)       $  (630)
Other comprehensive income (loss):
  Cumulative translation adjustment ...........           524          1,786
                                                      -------        -------
Comprehensive income (loss) ...................       $(3,942)       $ 1,156
                                                      =======        =======


              (the accompanying notes are an integral part of these
                       consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                       (IN THOUSANDS OF CANADIAN DOLLARS)



                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------

                                                          2000            1999
                                                          ----            ----


CASH PROVIDED FROM (USED IN):
OPERATING ACTIVITIES
Net income (loss) ................................      $ (4,466)      $   (630)
Items not involving cash:
  Depreciation and amortization ..................         3,488          3,320
  Deferred income taxes ..........................           (58)            --
  Other non-cash items ...........................          --             (839)
Net change in operating components
  of working capital .............................        (9,518)         1,476
                                                        --------       --------
                                                         (10,554)         3,327
                                                        --------       --------
INVESTING ACTIVITIES
Purchase of fixed assets .........................        (2,254)          (881)
Increase in other assets .........................          (549)        (1,235)
                                                        --------       --------
                                                          (2,803)        (2,116)
                                                        --------       --------
FINANCING ACTIVITIES
Proceeds from issuance of shares .................           195            140
Repayment of Delrina obligation ..................          --           (6,690)
                                                        --------       --------
                                                             195         (6,550)
                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........           141          1,527
                                                        --------       --------

DECREASE IN CASH AND CASH
  EQUIVALENTS ....................................       (13,021)        (3,812)
Cash and cash equivalents, beginning
  of period ......................................        42,092         47,262
                                                        --------       --------
Cash and cash equivalents, end of
  period .........................................      $ 29,071       $ 43,450
                                                        ========       ========

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly owned subsidiaries are collectively referred to herein as the "Company". Investments in businesses that the Company does not control, but over which it can exert significant influence, are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.


2.   ACCOUNTS RECEIVABLE

Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.7 million at July 31, 2000 and $2.4 million at April 30, 2000.

The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its current net cost of borrowing at the time the revenue is recorded. For the three months ended July 31, 2000, the average discount rate used was 6.5%. Under an irrevocable commitment to purchase product the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at July 31, 2000 and April 30, 2000 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were $nil and $242,000, respectively.

The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.


3.       FIXED ASSETS AND OTHER ASSETS

The Consolidated Balance Sheet includes the following amounts:

                                                             JULY 31,  APRIL 30,
                                                               2000      2000
                                                               ----      ----

                                                             (in thousands of
                                                             Canadian dollars)
Accumulated depreciation and
  amortization included in fixed assets                     $23,987      $22,400
                                                            =======      =======

Accumulated amortization
  included in other assets                                  $24,615      $22,826
                                                            =======      =======


4.   FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

For certain of the Company's financial instruments, including accounts receivable, unbilled receivables, accounts payable, and short term accrued liabilities, the carrying amount approximates the fair value due to their short maturities. The carrying amount of term accounts receivable, after applying an appropriate discount rate, approximates their fair value. Cash and cash equivalents, term loan and long term accrued liabilities are carried at cost, which approximates their fair value.

The Company has entered into receivable purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at July 31, 2000 and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements were approximately US$4.1 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at July 31, 2000, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until October 17, 2000, at 7.38%. The effective rate of interest on this term loan facility for the quarter ended July 31, 2000, was approximately 5.88%. The Company had no borrowings against its revolving line of credit as at July 31, 2000. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.


5.   INCOME TAXES

As at July 31, 2000, the Company had net deferred tax assets of $58.9 million, the principle components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $53.2 million has been applied.


6.   PROVISION FOR RESTRUCTURING COSTS

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

The following table summarizes the activity in the provision for restructuring costs during the three months ended July 31, 2000:

                                                  EMPLOYEE                                     TOTAL
                                                TERMINATION   FACILITIES        OTHER        PROVISION
                                                -----------   ----------        -----        ---------
Balance, April 30, 2000                          $  590         $1,246         $  395         $2,231
Cash payments                                       249             74           --              323
                                                 ------         ------         ------         ------
Balance, July 31, 2000                           $  341         $1,172         $  395         $1,908
                                                 ======         ======         ======         ======
Long term balance                                $   --         $  985         $  279         $1,264
                                                 ======         ======         ======         ======


During the three months ended July 31, 2000 the Company made cash payments of approximately $323,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $249,000 in salary continuance for terminated employees and $74,000 in rent for the Company's vacant facility in the UK.


7.   SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision-maker in deciding how to allocate resources and assessing performance. The Company's chief decision-maker is the Chief Executive Officer.

The Company's Chief Executive Officer primarily evaluates the Company on a geographic basis. The geographic evaluation is further segmented into Product,
Consulting and Customer Support components. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and, when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

The accounting policies of the Company's operating segments are the same as those described in Note 1. The Company evaluates performance based on the contribution of each segment. The Product segment costs include all selling costs associated product licenses, consulting services and customer support. The costs of the Consulting segment, includes all costs associated with the delivery of the service to the customer. The Customer Support segment includes all costs associated with providing technical support to the customer. Inter-segment revenues as well as charges such as cost of product, corporate marketing, research and development, general and administration, depreciation and amortization and interest expense are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.

The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                                          THREE MONTHS ENDED JULY 31, 2000
                                                  --------------------------------------------------
                                                      PRODUCT     CONSULTING   CUSTOMER
                                                                                SUPPORT      TOTAL
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                      $6,208       $1,343      $4,662     $12,213
          Costs                                         6,348          530       1,108       7,986
                                                 ------------- ------------ ----------- -----------
          Margin                                       ($140)         $813      $3,554      $4,227
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $4,808       $1,306      $1,757      $7,871
          Costs                                         2,928          565         484       3,977
                                                 ------------- ------------ ----------- -----------
          Margin                                       $1,880         $741      $1,273      $3,894
                                                 ------------- ------------ ----------- -----------

          Asia Pacific
          Revenue                                      $1,638         $196        $137      $1,971
          Costs                                         1,047            -           -       1,047
                                                 ------------- ------------ ----------- -----------
          Margin                                         $591         $196        $137        $924
                                                 ------------- ------------ ----------- -----------

          Total
          Revenue                                     $12,654       $2,845      $6,556     $22,055
          Costs                                        10,323        1,095       1,592      13,010
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,331       $1,750      $4,964      $9,045
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    2,014
          Corporate marketing                                                                2,365
          Research and development                                                           3,947
          General and administration                                                         2,474
          Depreciation and amortization                                                      2,587
          Gain on sale of assets                                                                --
                                                                                        -----------
                                                                                            13,387
                                                                                        -----------
          Operating loss                                                                   (4,342)
          Net investment income (expense)                                                       34
                                                                                        -----------
          Loss before taxes                                                                (4,308)
          Provision for income taxes                                                         (158)
                                                                                        -----------
          Net loss                                                                        ($4,466)
                                                                                        ===========

                                                         THREE MONTHS ENDED JULY 31, 1999
                                                 --------------------------------------------------
                                                       PRODUCT     CONSULTING   CUSTOMER
                                                                                 SUPPORT     TOTAL
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                      $6,159       $4,774      $3,612     $14,545
          Costs                                         5,647        1,291       1,029       7,967
                                                 ------------- ------------ ----------- -----------
          Margin                                         $512       $3,483      $2,583      $6,578
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $4,756         $995      $1,294      $7,045
          Costs                                         2,754          388         506       3,648
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,002         $607        $788      $3,397
                                                 ------------- ------------ ----------- -----------

          Asia Pacific
          Revenue                                      $1,023           $6        $429      $1,458
          Costs                                           976            -         176       1,152
                                                 ------------- ------------ ----------- -----------
          Margin                                          $47           $6        $253        $306
                                                 ------------- ------------ ----------- -----------

          Total
          Revenue                                     $11,938       $5,775      $5,335     $23,048
          Costs                                         9,377        1,679       1,711      12,767
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,561       $4,096      $3,624     $10,281
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    2,111
          Corporate marketing                                                                2,087
          Research and development                                                           3,742
          General and administration                                                         2,570
          Depreciation and amortization                                                      2,535
          Gain on sale of assets                                                            (1,813)
                                                                                        -----------
                                                                                            11,232
                                                                                        -----------
          Operating loss                                                                     (951)
          Net investment income (expense)                                                      497
                                                                                        -----------
          Loss before taxes                                                                  (454)
          Provision for income taxes                                                         (176)
                                                                                        -----------
          Net loss                                                                          ($630)
                                                                                        ===========

                                                         THREE MONTHS ENDED JULY 31, 1998
                                                 --------------------------------------------------
                                                      PRODUCT     CONSULTING   CUSTOMER
                                                                                SUPPORT      TOTAL
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $15,558       $5,295      $3,332     $24,185
          Costs                                         7,563        2,600         964      11,127
                                                 ------------- ------------ ----------- -----------
          Margin                                       $7,995       $2,695      $2,368     $13,058
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $4,834         $534      $1,167      $6,535
          Costs                                         1,943          206         426       2,575
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,891         $328        $741      $3,960
                                                 ------------- ------------ ----------- -----------

          Asia Pacific
          Revenue                                      $1,477         $183        $262      $1,922
          Costs                                           709            -           -         709
                                                 ------------- ------------ ----------- -----------
          Margin                                         $768         $183        $262      $1,213
                                                 ------------- ------------ ----------- -----------

          Total
          Revenue                                     $21,869       $6,012      $4,761     $32,642
          Costs                                        10,215        2,806       1,390      14,411
                                                 ------------- ------------ ----------- -----------
          Margin                                      $11,654       $3,206      $3,371     $18,231
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    1,938
          Corporate marketing                                                                2,060
          Research and development                                                           3,356
          General and administration                                                         2,577
          Depreciation and amortization                                                      2,779
          Gain on sale of assets                                                                --
                                                                                        -----------
                                                                                            12,710
                                                                                        -----------
          Operating income                                                                   5,521
          Net investment income (expense)                                                    1,243
                                                                                        -----------
          Income before taxes                                                                6,764
          Provision for income taxes                                                       (1,023)
                                                                                        -----------
          Net income                                                                        $5,741
                                                                                        ===========


8.  RECENT ACCOUNTING PRONOUNCEMENTS


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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later then the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB is effective beginning the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 2000. The following discussion provides a comparative analysis of material changes for the three months ended July 31, 2000 and 1999, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly owned subsidiaries are collectively referred to herein as the "Company".

RESULTS OF OPERATIONS

The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 57% of total revenue for the quarter ended July 31, 2000.

Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 43% of total revenue for the quarter ended July 31, 2000.

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

The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and, product and service margin:

                                                          THREE MONTHS ENDED JULY 31,
                                            --------------------------------------------------------
                                                        2000                           1999
                                              -----------------------        -----------------------
                                                    (in thousands of Canadian dollars)
               Product revenue .......        $12,654            100%        $11,938            100%
               Cost of product .......          2,014             16%          2,111             18%
                                              -------        -------         -------        -------
               Product margin ........         10,640             84%        $ 9,827             82%
                                              =======        =======         =======        =======

               Service revenue .......          9,401            100%        $11,110            100%
               Cost of service .......          2,687             29%          3,390             31%
                                              -------        -------         -------        -------
               Service margin ........          6,714             71%        $ 7,720             69%
                                              =======        =======         =======        =======

               Total revenues ........         22,055            100%        $23,048            100%
               Cost of product and
               service ...............          4,701             21%          5,501             24%
                                              -------        -------         -------        -------
               Product and service
               margin ................        $17,354             79%        $17,547             76%
                                              =======        =======         =======        =======

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:


                                                           THREE MONTHS ENDED JULY 31,
                                                          ------------------------------
                                                               2000               1999
                                                          ------------      ------------
             REVENUES
             Product                                              57%               52%
             Service                                              43%               48%
                                                          ------------      ------------
                                                                 100%              100%
                                                          ------------      ------------
             COSTS AND EXPENSES
             Cost of product                                       9%                9%
             Cost of service                                      12%               15%
             Sales and marketing                                  58%               50%
             General and administrative                           11%               11%
             Research and development                             18%               16%
             Depreciation and amortization                        12%               11%
             Gain on sale of assets                                --              (8%)
                                                          ------------      ------------
                                                                 120%              104%
                                                          ------------      ------------
             OPERATING INCOME (LOSS)                            (20%)              (4%)
              Interest and other income                            0%                2%
                                                          ------------      ------------
             INCOME  (LOSS) BEFORE TAXES                        (20%)              (2%)
             Provision for income taxes                          (1%)              (1%)
                                                          ------------      ------------
             NET INCOME (LOSS)                                  (20%)              (3%)
                                                          ============      ============

The following table provides details of product revenue by geographic segment and within North America, by distribution channel:

                                                THREE MONTHS ENDED JULY 31,
                                                                                        INCREASE
                                                   2000              1999              (DECREASE)
                                               --------------    -------------        --------------
                                                         (in thousands of Canadian dollars)
             PRODUCT REVENUE BY REGION
             North America                            $6,208          $ 6,159             1%
             Europe                                    4,808            4,756             1%
             Rest of World                             1,638            1,023            60%
                                               --------------    -------------
                                                     $12,654         $ 11,938             6%
                                               ==============    =============

             PRODUCT REVENUE BY CHANNEL
               IN NORTH AMERICA
             End Users                               $ 4,989          $ 2,606            91%
             Reseller and OEM                          1,219            3,553          (66%)
                                               --------------    -------------
                                                     $ 6,208          $ 6,159             1%
                                               ==============    =============

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

REVENUES

     TOTAL REVENUES. Total revenues decreased 4% to $22.1 million for the three months ended July 31, 2000 from $23.0 million for the three months ended July 31, 1999. Total revenues consisted of 57% product revenue and 43% service revenue for the three months ended July 31, 2000.

     PRODUCT REVENUE. Product revenue increased 6% to $12.7 million for the three months ended July 31, 2000 from $11.9 million for the three months ended July 31, 1999. Product revenue derived from North America, Europe and Rest of World represented 49%, 38%, and 13%, respectively, of product revenue for the three months ended July 31, 2000 as compared to 52%, 39% and 9%, respectively, of product revenue for the three months ended July 31, 1999.

     The Company attributes the increase in product revenue primarily to a 60% increase in the Asia Pacific region and a 40% increase in sales to the North American government market.

     Product revenue derived from North America remained constant for the three months ended July 31, 2000 and for the three months ended July 31, 1999 at $6.2 million. Reseller and OEM sales, which represented 20% of North American product revenue, decreased 66% to $1.2 million for the three months ended July 31, 2000 from $3.6 million for the three months ended July 31, 1999. The Company attributes this decrease to a shortage of sales personnel actively involved in the Reseller and OEM channel. The Company has recently announced plans to expand its sales force and to improve its channel sales activity. Product revenue from end users, which represented 80% of North American product revenue, increased 91% to $5.0 million for the three months ended July 31, 2000 from $2.6 million for the three months ended July 31, 1999. End User sales for the three months ended July 31, 1999 were adversely affected by the Year 2000 Issue and a shift towards Internet based solutions from traditional client/server solutions.

     Product revenue derived from Europe increased 1% to $4.8 million for the three months ended July 31, 2000 from $4.7 million for the three months ended July 31, 1999.

     Product revenue derived from Rest of World increased 60% to $1.6 million for the three months ended July 31, 2000 from $1.0 million for the three months ended July 31, 1999, primarily as a result of a 162% gain in product sales in Japan.

     SERVICE REVENUE. Service revenue decreased 15% to $9.4 million for the three months ended July 31, 2000 from $11.1 million for the three months ended July 31, 1999. For the three months ended July 31, 2000 maintenance and support revenue increased 23% to $6.6 million from $5.3 million for the three months ended July 31, 1999. The Company's consulting revenue decreased 51% to $2.8 million for the three months ended July 31, 2000 from $5.8 million for the three months ended July 31, 1999, primarily as a result of consulting staff focusing on presales activities. The Company plans to refocus these individuals back to revenue generating activities.

COSTS AND EXPENSES

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of CD's, disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain JetForm products and amortization of deferred product development costs. Cost of service includes all costs of providing technical support, training, consulting, custom forms development and application development services. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets, and goodwill and distribution rights relating to various acquisitions.

     TOTAL COSTS AND EXPENSES. Total costs and expenses were $26.4 million for the three months ended July 31, 2000, an increase of 10% from $24.0 million for the three months ended July 31, 1999.

     COST OF PRODUCT. Cost of product decreased 5% to $2.0 million for the three months ended July 31, 2000 from $2.1 million for the three months ended July 31, 1999, primarily as a result of decreased amortization of deferred development costs. For the three months ended July 31, 2000 total amortization of deferred development costs charged to cost of product was $904,000 compared to $1.0 million for the three months ended July 31, 1999. The product margin increased to 84% for the three months ended July 31, 2000, from 82% for the three months ended July 31, 1999.

     COST OF SERVICE. Cost of service decreased 21% to $2.7 million for the three months ended July 31, 2000 from $3.4 million for the three months ended July 31, 1999. The service margin increased to 71% for the three months ended July 31, 2000 from 69% for the three months ended July 31, 1999.

     COSTS OF PRODUCT AND SERVICE. Costs of product and service decreased 15% to $4.7 million for the three months ended July 31, 2000, from $5.5 million for the three months ended July 31, 1999. Product and service margin increased to 79% for the three months ended July 31, 2000 from 76% for the three months ended July 31, 1999.

     SALES AND MARKETING. Sales and marketing expenses increased 11% to $12.7 million for the three months ended July 31, 2000 from $11.5 million for the three months ended July 31, 1999, primarily as a result of the Company's initiative to grow its sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 4% to $2.5 million for the three months ended July 31, 2000, from $2.6 million for the three months ended July 31, 1999. As a percentage of total revenues, general and administrative expenses remained constant at 11% for the three months ended July 31, 2000 and 1999, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 5% to $3.9 million for the three months ended July 31, 2000 from $3.7 million for the three months ended July 31, 1999, primarily due to an increase in the number of employees and related costs. During both the three months ended July 31, 2000 and 1999, the Company capitalized approximately $900,000 of software development costs. Research and development expenses were 18% of revenue for the three months ended July 31, 2000 and 16% for the three months ended July 31, 1999.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
increased 4% to $2.6 million for the three months ended July 31, 2000 from $2.5 million for the three months ended July 31, 1999.

     OPERATING INCOME (LOSS). Operating loss was $4.3 million for the three months ended July 31, 2000, compared to operating loss of $951,000 for the three months ended July 31, 1999.

     NET INVESTMENT INCOME (EXPENSE). Interest and other income decreased to $34,000 for the three months ended July 31, 2000, from $497,000 for the three months ended July 31, 1999 primarily due to decreased cash and cash equivalents available for investing. During the 3 months ended July 31, 1999 the Company recorded Interest income of approximately $200,000 resulting from imputed interest on the refinancing of the Delrina obligation. The Delrina obligation was fully satisfied in the quarter ended April 30, 2000.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for taxes of $158,000 for the three months ended July 31, 2000, compared to a provision for income taxes of $176,000 for the three months ended July 31, 1999. As at July 31, 2000, the Company had a net deferred tax asset of approximately $58.9 million, the principle components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset such that a valuation allowance of $53.2 million has been provided.


LIQUIDITY AND CAPITAL RESOURCES

     As at July 31, 2000, and April 30, 2000, the Company had $29.1 million and $42.1 million of cash and cash equivalents respectively. During the three months ended July 31, 2000, the Company's cash and cash equivalents decreased by $13.0 million, primarily as a result of cash used in operations, the acquisition of fixed assets, an increase in accounts receivables and payments of accounts payable and accrued liabilities. During the Quarter ended April 30, 2000 the Company sold approximately $6.8 million of accounts receivables. The Company did not sell any accounts receivables during the three months ended July 31, 2000.

OPERATIONS

     The Company increased its investment in the non-cash operating components of working capital during the three months ended July 31, 2000, by approximately $9.5 million, primarily due to decreases in accounts payable and accrued liabilities and an increase in accounts receivable.

     The Company purchased approximately $2.3 million of fixed assets in the three months ended July 31, 2000. The purchases of fixed assets included leasehold improvements, furniture and office equipment, computer hardware and software. During the three months ended July 31, 2000, the Company increased its investment in other assets by $549,000 primarily related to capitalized development costs.

     During the three months ended July 31, 2000, the Company generated cash of approximately $195,000 relating to participation in the Company's stock purchase plan.

ACCOUNTS RECEIVABLE AND TERM ACCOUNTS RECEIVABLE

     Total accounts receivable increased to $32.2 million at July 31, 2000, from $26.9 million at April 30, 2000. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, increased to $5.8 million, for the three months ended July 31, 2000 from $5.5 million on April 30, 2000. Term accounts receivable primarily arise from the recording of revenue from irrevocable commitments to purchase licenses
("Irrevocable Commitment Licenses"). As of July 31, 2000 all term accounts receivable are less than one year in length. The Company did not sell any receivables during the period ending July 31, 2000.

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

     Payments under Irrevocable Commitment Licenses are generally received from the customer on the earlier of (i) installation of the Company's products by the customer or delivery to its customers or end users and (ii) specified minimum payment dates in the license agreement. Amounts by which revenues recorded exceed payments received are recorded as accounts receivable. Payments that are expected beyond the Company's customary trade terms are recorded as term accounts receivable. Payments that are expected to be received more than one year from the balance sheet date, are recorded as non-current term accounts receivable. Total license fees over the term of the Irrevocable Commitment License may be greater than the minimum commitment initially recorded as revenue. Revenues from installations or sales of the Company's products in excess of the minimum commitment are recorded by the Company as and when they are reported by the customer. FINANCIAL INSTRUMENTS AND CREDIT FACILITY

    The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at July 31, 2000 and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements were approximately US$4.1 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting. The Company did not sell any receivables during the period ended July 31, 2000.

    The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on February 1, 2001; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at July 31, 2000, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until October 17, 2000, at 7.38%. The effective rate of interest on this term loan facility for the quarter ended July 31, 2000, was 5.88%. The Company had no borrowings against its revolving line of credit as at July 31, 2000. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

    The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

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

     The  following   table   summarizes  the  activity  in  the  provision  for
restructuring costs during the three months ended July 31, 2000:

                                   EMPLOYEE
                                 TERMINATION  FACILITIES   OTHER   TOTAL COSTS
                                ------------- ---------- --------- ------------

    Balance, April 30, 2000             $590  $   1,246     $ 395      $ 2,231
    Cash payments                        249         74        --          323
                                ------------- ---------- --------- ------------
    Balance, July 31, 2000              $341  $   1,172     $ 395      $ 1,908
                                ============= ========== ========= ============

    Long term balance                   $ --      $ 985     $ 279      $ 1,264
                                ============= ========== ========= ============

     During the three months ended July 31, 2000 the Company made cash payments of approximately $323,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $249,000 in salary continuance for terminated employees and $74,000 in rent for the Company's vacant facility in the UK.



PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended July 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JETFORM CORPORATION


            September 5, 2000                              By:                /s/ A. Kevin Francis
-------------------------------------------                     -------------------------------------------------
                   Date                                                         A. Kevin Francis
                                                                   President and Chief Executive Officer and
                                                                                    Director

            September 7, 2000                              By:                /s/ Jeffrey McMullen
-------------------------------------------                     -------------------------------------------------
                   Date                                                         Jeffrey McMullen
                                                                          Vice President, Finance and
                                                                            Chief Financial Officer