Form 10-Q
period 2000-10-31
JETFORM CORP
filed 2000-12-13
CIK 887614

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000


----- TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to
                           --------     --------

         Commission file number  1-111898
                                ------------


                               JETFORM CORPORATION
                              ---------------------
             (exact name of registrant as specified in its charter)


         Canada                                                    N/A
---------------------------                                    ------------
(state or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                              560 Rochester Street

                         Ottawa, Ontario K1S 5K2, Canada
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (613) 230-3676
                            --------- --------------
               Registrant's telephone number (including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 The number of the issuer's Common Shares outstanding on December 5, 2000:
 24,783,566

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                         Page No.

Item 1.    Financial Statements

             Consolidated Balance Sheets as at October 31, 2000, and           3
              April 30, 2000

             Consolidated  Statements of Operations for the three and six      4
              month periods ended October 31, 2000, and October 31, 1999

             Consolidated  Statements of Comprehensive  Income for the three   5
              and six month periods ended October 31, 2000 and October 31, 1999

             Consolidated  Statements  of Cash  Flows for the three and six    6
              month periods ended October 31, 2000, and October 31, 1999

             Notes to Consolidated Financial Statements                        7

Item 2.      Management's Discussion and Analysis of Financial                16
              Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risks       24

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 25

Item 4.     Submission of Matters to a Vote of Security Holders               25

Item 6.     Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                    26

         This Quarterly Report on Form 10-Q ("Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Item 2 of
Part I and Item 1 of Part II hereof, as well as within this Report generally. In addition, when used in the Report, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of competition, changes in technology, management of growth, third party dependence, dependence upon key personnel, international operations and geographic concentration, exchange rate risks, currency fluctuations, reliance on intellectual property, product defects and product liability, volatility of stock and other factors set forth in this Report, and the other companies filing with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

             (in thousands of Canadian dollars except share amounts)

                                                                     October 31,           April 30,
                                                                         2000                2000
                                                                    ---------------       ------------
                                                   ASSETS
       Current assets

       Cash and cash equivalents................................         $ 49,687            $ 42,092
       Accounts receivable (Note 2).............................           27,349              21,416
       Term accounts receivable (Note 2)........................            4,862               5,224
       Unbilled receivables.....................................            3,748               4,492
       Inventory................................................            1,041               1,084
       Prepaid expenses and deferred charges....................            2,612               2,956
                                                                    --------------        ------------
                                                                           89,299              77,264
       Term accounts receivable (Note 2)........................               --                 242
       Deferred income tax asset (Note 5).......................            5,604               5,604
       Fixed assets (Note 3)....................................           17,737              16,556
       Other assets (Note 3)....................................           20,047              21,670
                                                                    --------------        ------------
                                                                        $ 132,687           $ 121,336
                                                                    ==============        ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities

       Accounts payable.........................................           $4,220              $7,423
       Accrued liabilities......................................           10,141              10,685
       Term loan (Note 4).......................................               --              10,000
       Unearned revenue.........................................           14,665              15,588
                                                                    --------------        ------------
                                                                           29,026              43,696
       Term loan (Note 4)......................................            10,000                  --
       Accrued liabilities (Note 6) ............................            1,135               1,338
                                                                    --------------        ------------
                                                                           40,161              45,034
                                                                    --------------        ------------
       Shareholders' equity

       Capital stock  (Issued and  outstanding  -- 23,633,118
       Common Shares and450,448  Preference Shares at October 31,
       2000;  19,592,314 Common Sharesand 450,448 Preference Shares at

       April 30, 2000) (Note 9).................................          269,406             248,210
       Cumulative translation adjustment........................          (3,557)             (2,670)
       Deficit..................................................        (173,323)           (169,238)
                                                                    --------------        ------------
                                                                           92,526              76,302
                                                                    --------------        ------------
                                                                         $132,687           $ 121,336
                                                                    ==============        ============


 (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

      (in thousands of Canadian dollars except share and per share amounts)

                                                       Three months ended               Six months ended
                                                           October 31,                    October 31,
                                                  ------------------------------  -----------------------------
                                                       2000           1999            2000           1999
                                                  --------------- --------------  -------------  --------------
Revenues

Product                                                  $17,259        $14,687        $29,913         $26,625
Service                                                    9,427         10,386         18,828          21,496
                                                  --------------- --------------  -------------  --------------
                                                          26,686         25,073         48,741          48,121
                                                  --------------- --------------  -------------  --------------
Costs and expenses

Cost of product                                            2,118          2,661          4,132           4,772
Cost of service                                            2,599          3,101          5,286           6,491
Sales and marketing                                       12,714         11,078         25,402          22,542
General and administrative                                 2,258          2,764          4,732           5,334
Research and development                                   4,059          3,926          8,006           7,668
Depreciation and amortization                              2,474          2,562          5,061           5,097
Gain on sale of assets                                        --             --             --         (1,813)
                                                  --------------- --------------  -------------  --------------
                                                          26,222         26,092         52,619          50,091
                                                  --------------- --------------  -------------  --------------
Operating income (loss)                                      464        (1,019)        (3,878)         (1,970)
Net investment income                                        418            340            452             836
                                                  --------------- --------------  -------------  --------------
Income (loss) before taxes                                   882          (679)        (3,426)         (1,134)
Provision for income taxes                                 (501)          (208)          (659)           (384)
                                                  --------------- --------------  -------------  --------------
Net income (loss)                                          $ 381        $ (887)      $ (4,085)       $ (1,518)
                                                  =============== ==============  =============  ==============

Basic income (loss) per share

Net income (loss) per share                               $ 0.02       $ (0.04)        $(0.20)         $(0.08)
Weighted average number of shares                     20,952,065     19,901,248     20,507,927      19,892,394
Fully diluted income (loss) per share

Net income (loss) per share                               $ 0.02       $ (0.04)        $(0.20)         $(0.08)
Weighted average number of shares                     21,045,122     19,901,248     20,507,927      19,892,394

 (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                       (in thousands of Canadian dollars)

                                                       Three months ended               Six months ended
                                                           October 31,                    October 31,
                                                  ------------------------------  -----------------------------
                                                       2000           1999            2000           1999
                                                  --------------- --------------  -------------  --------------
Net income (loss)...............................      $  381       $  (887)      $ (4,085)       $ (1,518)
Other comprehensive income (loss):
   Cumulative translation adjustment..........        (1,411)        (1,298)         (887)            488
                                                 --------------- --------------  -------------  --------------
Comprehensive loss..............................    $ (1,030)      $ (2,185)      $ (4,972)       $ (1,030)
                                                 =============== ==============  =============  ==============

       (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                       (in thousands of Canadian dollars)

                                                       Three months ended              Six months ended
                                                           October 31,                   October 31,
                                                   ----------------------------  -----------------------------
                                                        2000           1999          2000           1999
                                                   -------------  -------------  -------------  --------------
Cash provided from (used in):

Operating activities

Net income (loss)                                         $ 381        $ (887)       $(4,085)        $(1,518)
Items not involving cash:
  Depreciation and amortization                           3,380          3,424          6,867           6,744
  Deferred income taxes                                      58             --             --              --
  Other non cash items                                       --            839             --              --
Net change in operating components of
  working capital                                         (253)          4,536        (9,771)           6,012
                                                   -------------  -------------  -------------  --------------
                                                          3,566          7,912        (6,989)          11,238
                                                   -------------  -------------  -------------  --------------
Investing activities

Purchase of fixed assets                                (2,360)        (1,202)        (4,614)         (2,083)
Increase in other assets                                (1,147)        (2,636)        (1,695)         (3,871)
                                                   -------------  -------------  -------------  --------------
                                                        (3,507)        (3,838)        (6,309)         (5,954)
                                                   -------------  -------------  -------------  --------------
Financing activities

Proceeds from issuance of shares                         20,915             38         21,111             178
Repayment of Delrina obligation                              --        (8,142)             --        (14,832)
                                                   -------------  -------------  -------------  --------------
                                                         20,915        (8,104)         21,111        (14,654)
                                                   -------------  -------------  -------------  --------------

Effect of exchange rate changes on cash                   (358)          (442)          (218)           1,086
                                                   -------------  -------------  -------------  --------------

Increase (decrease) in cash and cash equivalents         20,616        (4,472)          7,595         (8,284)
Cash and cash equivalents, beginning of period           29,071         43,450         42,092          47,262
                                                   -------------  -------------  -------------  --------------
Cash and cash equivalents, end of period                $49,687        $38,978       $ 49,687        $ 38,978
                                                   =============  =============  =============  ==============

  (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.        BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm
Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Japan K.K. ("JetForm Japan"), JetForm Technologies Limited ("JetForm Ireland") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company". Investments in businesses that the Company does not control, but over which it can exert significant influence, are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary to a fair statement of results for these interim periods.

2.       ACCOUNTS RECEIVABLE

Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.8 million at October 31, 2000 and $2.4 million at April 30, 2000.

The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its current net cost of borrowing at the time the revenue is recorded. For the three months ended October 31, 2000, the average discount rate used was 6.5%. Under an irrevocable commitment to purchase product the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at October 31, 2000 and April 30, 2000 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately NIL and $242,000, respectively.

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

                                                          October 31, 2000        April 30, 2000
                                                         -------------------    -------------------

                                                            (in thousands of Canadian dollars)
       Accumulated  depreciation  and
         amortization  included  in  fixed  assets                 $ 25,642               $ 22,400
                                                         ===================    ===================

       Accumulated  amortization
         included  in  other  assets                               $ 26,226               $ 22,826
                                                         ===================    ===================

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

The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at October 31, 2000 and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements were approximately US$3.4 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. During the quarter ended October 31, 2000 the Company renegotiated the payment date of the term loan facility with the Royal Bank of Canada from February 1, 2001 to May 1, 2002. As at October 31, 2000, the Company had drawn down the $10 million term loan facility and fixed the interest rate until January 16, 2001 at 5.86%. The Company had no borrowings against its revolving line of credit as at October 31, 2000. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

5.    INCOME TAXES

As at October 31, 2000, the Company had deferred income tax assets of $58.5 million, the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company has provided for a valuation allowance of $52.9 million.

                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.  PROVISION FOR RESTRUCTURING COSTS

On March 17, 1999, the Corporation announced a restructuring plan and recorded a provision for restructuring costs of $30.5 million directed at reducing costs. The key restructuring actions included:

     o Consolidation of management  responsibilities and reduction in headcount.
     o Closure of redundant  facilities.
     o Reduction in the carrying value of certain capital assets primarily related to past acquisitions.
     o Cancellation of certain commitments and other costs.

The following table summarizes the activity in the provision for restructuring costs during the six months ended October 31, 2000:

                                                    Employee                                   Total
                                                    Termination     Facilities    Other      Provision

                                                    ---------------- ------------ --------- ---------------

               Balance, April 30, 2000...........          $ 590       $1,246      $395         $ 2,231
               Cash payments......................          (249)         (74)       --            (323)
                                                    ---------------- ------------ --------- ---------------
               Balance, July 31, 2000.............           341        1,172       395           1,908
               Cash payments......................           (89)         (50)      (79)           (218)
                                                    ---------------- ------------ --------- ---------------
               Balance, October  31, 2000.......           $ 252       $1,122      $316         $ 1,690
                                                    ================ ============ ========= ===============
               Long term balance..................         $ --        $ 935     $ 200         $ 1,135
                                                    ================ ============ ========= ===============

During the three months ended October 31, 2000 the Company made cash payments of approximately $218,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $89,000 in salary continuance for terminated employees, $50,000 in rent for the Company's vacant office space in the United Kingdom, and $79,000 in other miscellaneous costs. The long term balances primarily relate to facility leases in the United Kingdom.

                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.       SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision-maker in deciding how to allocate resources and assessing performance. The Company's chief decision-maker is the Chief Executive Officer.

The Company's Chief Executive Officer primarily evaluates the Company on a geographic basis. The geographic evaluation is further segmented into Product, Consulting, and Customer Support components. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and when required, customizing products and designing automated processes to meet the customers specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

The Company evaluates performance based on the contribution of each segment. The Product segment costs include all costs associated with selling product licenses, consulting services, and customer support. The costs of the Consulting segment include all costs associated with the delivery of the service to the customer. The Customer Support segment includes all costs associated with providing technical support to the customer. Inter-segment revenues as well as charges such as depreciation and amortization, interest expense, and overhead allocations are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.

                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                                       Three months ended October 31, 2000

                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                             Support    Total

                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                      $9,432       $1,433      $4,812     $15,677
          Costs                                         5,500          859         961       7,320
                                                 ------------- ------------ ----------- -----------
          Margin                                       $3,932         $574      $3,851      $8,357
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $4,570       $1,252      $1,706      $7,528
          Costs                                         3,096          420         359       3,875
                                                 ------------- ------------ ----------- -----------
          Margin                                       $1,474         $832      $1,347      $3,653
                                                 ------------- ------------ ----------- -----------

          Asia Pacific
          Revenue                                      $3,257          $79        $145      $3,481
          Costs                                         1,399            -           -       1,399
                                                 ------------- ------------ ----------- -----------
          Margin                                       $1,858          $79        $145      $2,082
                                                 ------------- ------------ ----------- -----------

          Total
          Revenue                                     $17,259       $2,764      $6,663     $26,686
          Costs                                         9,995        1,279       1,320      12,594
                                                 ------------- ------------ ----------- -----------
          Margin                                       $7,264       $1,485      $5,343     $14,092
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    2,118
          Corporate marketing                                                                2,719
          Research and development                                                           4,059
          General and administration                                                         2,258
          Depreciation and amortization                                                      2,474
                                                                                        -----------
                                                                                            13,628
                                                                                        -----------
          Operating income                                                                     464
          Net investment income                                                                418
                                                                                        -----------
          Income before taxes                                                                  882
          Provision for income taxes                                                         (501)
                                                                                        -----------
          Net income                                                                         $ 381
                                                                                        ===========

                               JETFORM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                       Three months ended October 31, 1999
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                     Product     Consulting   Customer
                                                                              Support         Total

                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $10,302       $3,579      $4,794     $18,675
          Costs                                         5,470        1,571         954       7,995
                                                 ------------- ------------ ----------- -----------
          Margin                                       $4,832       $2,008      $3,840     $10,680
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $3,140         $716      $1,292      $5,148
          Costs                                         2,362          296         280       2,938
                                                 ------------- ------------ ----------- -----------
          Margin                                         $778         $420      $1,012      $2,210
                                                 ------------- ------------ ----------- -----------

          Asia Pacific
          Revenue                                      $1,245           $5           -      $1,250
          Costs                                         1,081            -           -       1,081
                                                 ------------- ------------ ----------- -----------
          Margin                                         $164           $5           -        $169
                                                 ------------- ------------ ----------- -----------

          Total
          Revenue                                     $14,687       $4,300      $6,086     $25,073
          Costs                                         8,913        1,867       1,234      12,014
                                                 ------------- ------------ ----------- -----------
          Margin                                       $5,774       $2,433      $4,852     $13,059
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    2,661
          Corporate marketing                                                                2,165
          Research and development                                                           3,926
          General and administration                                                         2,764
          Depreciation and amortization                                                      2,562
                                                                                        -----------
                                                                                            14,078
                                                                                        -----------
          Operating loss                                                                   (1,019)
          Net investment income                                                                340
                                                                                        -----------
          Loss before taxes                                                                  (679)
          Provision for income taxes                                                         (208)
                                                                                        -----------
          Net loss                                                                          ($887)
                                                                                        ===========



                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                                                        Six months ended October 31, 2000
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                             Support    Total

                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $15,640       $2,776      $9,474     $27,890
          Costs                                        11,848        1,389       2,069      15,306
                                                 ------------- ------------ ----------- -----------
          Margin                                       $3,792       $1,387      $7,405     $12,584
                                                 ------------- ------------ ----------- -----------

          Europe
          Revenue                                      $9,378       $2,558      $3,463     $15,399
          Costs                                         6,024          985         843       7,852
                                                 ------------- ------------ ----------- -----------
          Margin                                       $3,354       $1,573      $2,620      $7,547
                                                 ------------- ------------ ----------- -----------
          Asia Pacific
          Revenue                                      $4,895         $275        $282      $5,452
          Costs                                         2,446            -           -       2,446
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,449         $275        $282      $3,006
                                                 ------------- ------------ ----------- -----------
          Total
          Revenue                                     $29,913       $5,609     $13,219     $48,741
          Costs                                        20,318        2,374       2,912      25,604
                                                 ------------- ------------ ----------- -----------
          Margin                                       $9,595       $3,235     $10,307     $23,137
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    4,132
          Corporate marketing                                                                5,084
          Research and development                                                           8,006
          General and administration                                                         4,732
          Depreciation and amortization                                                      5,061
                                                                                        -----------
                                                                                            27,015
                                                                                        -----------
          Operating loss                                                                   (3,878)
          Net investment income                                                                452
                                                                                        -----------
          Loss before taxes                                                                (3,426)
          Provision for income taxes                                                         (659)
                                                                                        -----------
          Net loss                                                                        $(4,085)
                                                                                        ===========

                               JETFORM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                        Six months ended October 31, 1999
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                             Support    Total
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $16,461       $8,353      $8,406     $33,220
          Costs                                        11,117        2,862       1,983      15,962
                                                 ------------- ------------ ----------- -----------
          Margin                                       $5,344       $5,491      $6,423     $17,258
                                                 ------------- ------------ ----------- -----------
          Europe
          Revenue                                      $7,896       $1,711      $2,586     $12,193
          Costs                                         5,116          684         786       6,586
                                                 ------------- ------------ ----------- -----------
          Margin                                       $2,780       $1,027      $1,800      $5,607
                                                 ------------- ------------ ----------- -----------
          Asia Pacific
          Revenue                                      $2,268          $11         429      $2,708
          Costs                                         2,057            -         176       2,233
                                                 ------------- ------------ ----------- -----------
          Margin                                         $211          $11         253        $475
                                                 ------------- ------------ ----------- -----------
          Total
          Revenue                                     $26,625      $10,075     $11,421     $48,121
          Costs                                        18,290        3,546       2,945      24,781
                                                 ------------- ------------ ----------- -----------
          Margin                                       $8,335       $6,529      $8,476     $23,340
                                                 ------------- ------------ ----------- -----------

          Cost of product                                                                    4,772
          Corporate marketing                                                                4,252
          Research and development                                                           7,668
          General and administration                                                         5,334
          Depreciation and amortization                                                      5,097
          Gain on sale of assets                                                            (1,813)
                                                                                        -----------
                                                                                            25,310
                                                                                        -----------
          Operating loss                                                                   (1,970)
          Net investment income                                                                836
                                                                                        -----------
          Loss before taxes                                                                (1,134)
          Provision for income taxes                                                         (384)
                                                                                        -----------
          Net loss                                                                        ($1,518)
                                                                                        ===========

                               JETFORM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

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

On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock based compensation (FAS 123). The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricing, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. The Company does not expect the adoption of this
Interpretation to have a material impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB is effective beginning the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

9.  CAPITAL STOCK

During the quarter ended October 31, 2000 the Company issued 4.0 million common shares at a price of $5.60 per share to third parties pursuant to an underwritten public offering. The net proceeds from this offering after deducting underwriting discounts, fees and expenses were approximately $20.9 million. In addition, subsequent to October 31, 2000 the underwriters exercised an over-allotment option to purchase an additional 600,000 common shares from the Company at a price of $5.60 per share, the net proceeds of which after deducting underwriting discounts, fees and expenses were approximately $3.1 million. Also subsequent to October 31, 2000, Moore Corporation Limited converted its 450,448 Convertible Preference Shares into an equal number of Common Shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The  following  discussion of the  Company's  results of  operations  and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 2000. The following discussion provides a comparative analysis of material changes for the three and six month periods ended October 31, 2000 and 1999, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JetForm Pacific Pty Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly owned subsidiaries are collectively referred to herein as the "Company".

Results of Operations

The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 65% of total revenue for the quarter ended October 31, 2000.

Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 35% of total revenue for the quarter ended October 31, 2000.

Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provisions for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development, application development services and provisions for bad debts. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. Depreciation and amortization includes depreciation and amortization of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its capital assets. Any impairments in the carrying value are recognized at that time.

         The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin, and product and service margin:

                               Three months ended October 31,               Six months ended October 31,
                     ------------------------------------------- -------------------------------------------
                             2000                  1999                 2000                  1999
                     --------------------- --------------------- -------------------- ----------------------


Product revenue        $17,259       100%    $14,687       100%    $29,913      100%     $26,625       100%
Cost of product          2,118        12%      2,661        18%      4,132       14%       4,772        18%
                     ---------- ---------- ---------- ---------- ---------- --------- ----------- ----------
Product margin         $15,141        88%    $12,026        82%    $25,781       86%     $21,853        82%
                     ========== ========== ========== ========== ========== ========= =========== ==========

Service revenue        $ 9,427       100%    $10,386       100%    $18,828      100%     $21,496       100%
Cost of service          2,599        28%      3,101        30%      5,286       28%       6,491        30%
                     ---------- ---------- ---------- ---------- ---------- --------- ----------- ----------
Service margin          $6,828        72%     $7,285        70%    $13,542       72%     $15,005        70%
                     ========== ========== ========== ========== ========== ========= =========== ==========

Total revenues         $26,686       100%    $25,073       100%    $48,741      100%     $48,121       100%
Cost of product
  and service            4,717        18%      5,762        23%      9,418       19%      11,263        23%
                     ---------- ---------- ---------- ---------- ----------  -------- ----------- ----------
Product and service
margin                 $21,969        82%    $19,311        77%    $39,323       81%     $36,858        77%
                     ========== ========== ========== ========== ========== ========= =========== ==========


         The following table presents, for the periods indicated, consolidated statements of operations data expressed as a percentage of total revenues:

                                                  Three months ended               Six months ended
                                                     October 31,                       October 31,

                                           ------------------------------      -----------------------------
                                              2000           1999                 2000           1999
                                           ------------   ------------         ------------   ------------
Revenues
Product                                            65%               59%               61%              55%
Service                                            35%               41%               39%              45%
                                           ------------    -------------       ------------     ------------
                                                  100%              100%              100%             100%
                                           ------------     -------------      ------------     ------------
Costs and expenses
Cost of product                                     8%               11%                8%              10%
Cost of service                                    10%               12%               11%              13%
Sales and marketing                                48%               44%               52%              47%
General and administrative                          8%               11%               10%              11%
Research and development                           15%               16%               16%              16%
Depreciation and amortization                       9%               10%               10%              11%
Gain on sale of assets                              --                --                --             (4%)
                                           ------------     -------------      ------------     ------------
                                                   98%              104%              108%             104%
                                           ------------     -------------      ------------     ------------
Operating income (loss)                             2%              (4%)              (8%)             (4%)
Net investment income                               1%                1%                1%               2%
                                           ------------     -------------     -------------     ------------
Income (loss) before taxes                          3%              (3%)              (7%)             (2%)
Provision for income taxes                        (2%)                1%              (1%)               1%
                                           ------------     -------------      -----------      ------------
Net income (loss)                                   1%              (4%)              (8%)             (3%)
                                           ============     =============      ============     ============

         The following table provides details of product revenue by geographic segment and within North America, by distribution channel:

                                      Three months ended October 31,                    Six months ended October 31,
                               --------------------------------------------    ---------------------------------------------
                                                                Increase                                        Increase
                                  2000            1999         (Decrease)         2000            1999         (Decrease)
                               ------------    -----------    -------------    ------------    -----------    --------------
                                                           (in thousands of Canadian dollars)

Product revenue by region

North America                      $ 9,432         $10,302           (8%)          $15,640        $16,461               (5%)
Europe                               4,570           3,140            46%            9,378          7,896               19%
Rest of World                        3,257           1,245           162%            4,895          2,268              116%
                               ------------    ------------                     -----------    -----------
                                   $17,259         $14,687            18%          $29,913        $26,625               12%
                               ============    ============                     ===========    ===========

Product revenue by channel in North America

Reseller and OEM                   $ 5,868         $ 7,508          (22%)           $7,087        $11,078             (36%)
End Users                            3,564           2,794            28%            8,553          5,383              58%
                               ------------    ------------                     -----------    -----------
                                   $ 9,432         $10,302           (8%)          $15,640        $16,461              (5%)
                               ============    ============                     ===========    ===========

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Revenues

         Total Revenues. Total revenues increased 6% to $26.7 million for the three months ended October 31, 2000 from $25.1 million for the three months ended October 31, 1999, due primarily to increased revenues in Europe and Rest of World. Total revenues consisted of 65% product revenue and 35% service revenue for the three months ended October 31, 2000.

         Product Revenue. Product revenue increased 18% to $17.3 million for the three months ended October 31, 2000 from $14.7 million for the three months ended October 31, 1999, due primarily to increased product revenue in Europe and Rest of World. Product revenue derived from North America, Europe and Rest of World represented 55%, 26%, and 19%, respectively, of product revenue for the three months ended October 31, 2000, as compared to 70%, 21% and 9%, respectively, of product revenue for the three months ended October 31, 1999.

         Product revenue derived from North America decreased 8% to $9.4 million for the three months ended October 31, 2000 from $10.3 million for the three months ended October 31, 1999, due primarily to lower government, reseller and OEM sales. Reseller and OEM sales, which represented 62% of North American product revenue, decreased 22% to $5.9 million for the three months ended October 31, 2000 from $7.5 million for the three months ended October 31, 1999. Government resellers represented $1.1 million of this decrease. Product revenue from end users, which represented 38% of North American product revenue, increased 28% to $3.6 million for the three months ended October 31, 2000 from $2.8 million for the three months ended October 31, 1999.

         Product revenue derived from Europe increased 46% to $4.6 million for the three months ended October 31, 2000 from $3.1 million for the three months ended October 31, 1999, due primarily to increased product sales in Germany.

         Product revenue derived from Rest of World increased 162% to $3.3 million for the three months ended October 31, 2000 from $1.2 million for the three months ended October 31, 1999, due primarily to higher sales in Japan and Australia.

         Service Revenue. Service revenue decreased 9% to $9.4 million for the three months ended October 31, 2000 from $10.4 million for the three months ended October 31, 1999. For the three months ended October 31, 2000 maintenance and support revenue increased 10% to $6.7 million from $6.1 million for the three months ended October 31, 1999. The Company's consulting revenue decreased 35% to $2.8 million for the three months ended October 31, 2000 from $4.3 million for the three months ended October 31, 1999. The decrease in consulting revenue was in North America.

Costs and Expenses

         Total Costs and Expenses. Total costs and expenses increased 1% to $26.2 million for the three months ended October 31, 2000 from $26.1 million for the three months ended October 31, 1999.

         Cost of Product. Cost of product decreased 22% to $2.1 million for the three months ended October 31, 2000 from $2.7 million for the three months ended October 31, 1999, due to lower third party royalty costs. For the three months ended October 31, 2000, total deferred cost charged to cost of product increased to $906,000 from $846,000 for the three months ended October 31, 1999. The product margin increased to 88% for the three months ended October 31, 2000 from 82% for the three months ended October 31, 1999.

         Cost of Service. Cost of service decreased 16% to $2.6 million for the three months ended October 31, 2000 from $3.1 million for the three months ended October 31, 1999, due primarily to decreased consulting revenue and reduced numbers of employees in this area. The service margin increased to 72% for the three months ended October 31, 2000 from 70% for the three months ended October 31, 1999.

         Costs of Product and Service. Costs of product and service decreased 19% to $4.7 million for the three months ended October 31, 2000 from $5.8 million for the three months ended October 31, 1999. Product and service margin increased to 82% for the three months ended October 31, 2000 from 77% for the three months ended October 31, 1999.

         Sales and Marketing. Sales and marketing expenses increased 15% to $12.7 million for the three months ended October 31, 2000 from $11.1 million for the three months ended October 31, 1999, due to an initiative to increase the direct and indirect sales force.

         General and Administrative. General and administrative expenses decreased 18% to $2.3 million for the three months ended October 31, 2000 from $2.8 million for the three months ended October 31, 1999. As a percentage of total revenues, general and administrative expenses decreased to 8% from 11% for the three months ended October 31, 2000 and 1999, respectively.

         Research and Development. Research and development expenses increased 5% to $4.1 million for the three months ended October 31, 2000 from $3.9 million for the three months ended October 31, 1999. For the three months ended October 31, 2000 the Company capitalized approximately $797,000 of software development costs as compared to $900,000 for the three months ended October 31, 1999. Research and development expenses were 15% and 16% of product revenue for the three months ended October 31, 2000 and 1999, respectively.

         Depreciation and Amortization. Depreciation and amortization decreased 3% to $2.5 million for the three months ended October 31, 2000 from $2.6 million for the three months ended October 31, 1999.

         Operating Income. Operating income was $0.5 million for the three months ended October 31, 2000 compared to an operating loss of $1.0 million for the three months ended October 31, 1999.

         Net Investment Income. Interest and other income increased 23% to $418,000 for the three months ended October 31, 2000, from $340,000 for the three months ended October 31, 1999 primarily due to increased cash and cash equivalents available for investment.

         Provision for Income Taxes. The Company recorded a provision for income taxes of $501,000 for the three months ended October 31, 2000, compared to $208,000 for the three months ended October 31, 1999. As at October 31, 2000, the Company had a net deferred tax asset of approximately $58.5 million. The Company believes sufficient uncertainty exists regarding the realizability of this net deferred tax asset that a valuation allowance of $52.9 million has been provided.

Six Months Ended October 31, 2000 Compared to Six Months Ended October 31, 1999

Revenues

         Total Revenues. Total revenues increased 1% to $48.7 million for the six months ended October 31, 2000 from $48.1 million for the six months ended October 31, 1999 primarily due to increased sales in Europe and Rest of World. Total revenues consisted of 61% product revenue and 39% service revenue for the six months ended October 31, 2000.

         Product Revenue. Product revenue increased 12% to $29.9 million for the six months ended October 31, 2000 from $26.7 million for the six months ended October 31, 1999, primarily due to increased sales in Europe and Rest of World. Product revenue derived from North America, Europe and Rest of World represented 52%, 31%, and 17%, respectively, of product revenue for the six months ended October 31, 2000, as compared to 62%, 30% and 8%, respectively, of product revenue for the six months ended October 31, 1999.

         Product revenue derived from North America decreased 5% to $15.6 million for the six months ended October 31, 2000 from $16.5 million for the six months ended October 31, 1999, due to lower reseller and OEM sales. Product revenue from end users, which represented 55% of North American product revenue, increased 58% to $8.6 million for the six months ended October 31, 2000 from $5.4 million for the six months ended October 31, 1999. Reseller and OEM sales, which represented 45% of North American product revenue, decreased 36% to $7.1 million for the six months ended October 31, 2000 from $11.1 million for the six months ended October 31, 1999.

         Product revenue derived from Europe increased 19% to $9.4 million for the six months ended October 31, 2000 from $7.9 million for the six months ended October 31, 1999 due primarily to increased sales in the UK.

         Product revenue derived from Rest of World increased 116% to $4.9 million for the six months ended October 31, 2000 from $2.3 million for the six months ended October 31, 1999, due primarily to increased sales in Japan and Australia.

         Service Revenue. Service revenue decreased 12% to $18.8 million for the six months ended October 31, 2000 from $21.5 million for the six months ended October 31, 1999. For the six months ended October 31, 2000 maintenance and support revenue increased 16% to $13.2 million from $11.4 million for the six months ended October 31, 1999. The Company's consulting revenue decreased 44% to $5.6 million for the six months ended October 31, 2000 from $10.0 million for the six months ended October 31, 1999. The decrease in consulting revenue was in North America.

Costs and Expenses

         Total Costs and Expenses. Total costs and expenses were $52.6 million for the six months ended October 31, 2000, a increase of 5% from $50.1 million for the six months ended October 31, 1999.

         Cost of Product. Cost of product decreased 15% to $4.1 million for the six months ended October 31, 2000 from $4.8 million for the six months ended October 31, 1999, due primarily to reduced bad debt and third party royalty costs. For the six months ended October 31, 2000, total deferred cost charged to cost of product increased to $1.8 million from $1.6 million for the six months ended October 31, 1999. The product margin increased to 86% for the six months ended October 31, 2000 from 82% for the six months ended October 31, 1999.

         Cost of Service. Cost of service decreased 18% to $5.3 million for the six months ended October 31, 2000 from $6.5 million for the six months ended October 31, 1999. The service margin increased to 72% for the six months ended October 31, 2000 from 70% for the six months ended October 31, 1999, due primarily to lower consulting revenues.

         Costs of Product and Service. Costs of product and service decreased 17% to $9.4 million for the six months ended October 31, 2000 from $11.3 million for the six months ended October 31, 1999. Product and service margin increased to 81% for the six months ended October 31, 2000 from 77% for the six months ended October 31, 1999.

         Sales and Marketing. Sales and marketing expenses increased 13% to $25.4 million for the six months ended October 31, 2000 from $22.5 million for the six months ended October 31, 1999 due to an initiative to increase the direct and indirect sales force.

         General and Administrative. General and administrative expenses decreased 11% to $4.7 million for the six months ended October 31, 2000 from $5.3 million for the six months ended October 31, 1999. As a percentage of total revenues, general and administrative expenses decreased to 10% from 11% for the six months ended October 31, 2000 and 1999, respectively.

         Research and Development. Research and development expenses increased 4% to $8.0 million for the six months ended October 31, 2000 from $7.7 million for the six months ended October 31, 1999. For the six months ended October 31, 2000 the Company capitalized approximately $1.7 million of software development costs as compared to $1.8 million for the six months ended October 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expense decreased 2% to $5.0 million for the six months ended October 31, 2000 from $5.1 million for the six months ended October 31, 1999.

         Operating Income. Operating loss was $3.9 million for the six months ended October 31, 2000 compared to operating loss of $2.0 million for the six months ended October 31, 1999.

         Net Investment Income. Interest and other income decreased 46% to $452,000 for the six months ended October 31, 2000 from $836,000 for the six months ended October 31, 1999. During the 6 months ended October 30, 1999 the Company recorded Interest income of approximately $362,000 resulting from imputed interest on the refinancing of the Delrina obligation. The Delrina obligation was fully satisfied in the quarter ended April 30, 2000.

         Provisions for Income Taxes. The Company recorded a provision for taxes of $659,000 for the six months ended October 31, 2000, compared to $384,000 for the six months ended October 31, 1999.

Liquidity and Capital Resources

         As at October 31, 2000 and April 30, 2000, the Company had $49.7 million and $42.1 million of cash and cash equivalents respectively. During the six months ended October 31, 2000, the Company's cash and cash equivalents increased by $7.6 million.

Operations

         The Company increased its investment in the non-cash operating components of working capital during the six months ended October 31, 2000, by approximately $9.8 million, primarily due to increases in accounts receivables and decreases in accounts payable and accrued liabilities.

         The Company purchased approximately $4.6 million of fixed assets in the six months ended October 31, 2000. The purchases of fixed assets included computer hardware and software, office equipment and furniture, and leasehold improvements. During the six months ended October 31, 2000, the Company increased its investment in other assets by $1.7 million related primarily to capitalized development costs and purchases of other assets.

Public Share Offering

         During the quarter ended October 31, 2000, the Company issued 4.0 million common shares to investors at a price of $5.60 per share. The net proceeds from the offering after deducting underwriting discount fees and expenses were approximately $20.9 million. In addition, subsequent to October 31, 2000 the underwriters exercised an over-allotment option to purchase an additional 600,000 common shares from the Company at a price of $5.60 per share, the net proceeds of which after deducting underwriting discount fees and expenses were approximately $3.1 million. On October 5, 2000, the Company filed a final prospectus with Canadian securities regulators to qualify for distribution the 4.6 million Common Shares. A registration statement relating to these securities has also been filed with the United States Securities and Exchange Commission.

Accounts Receivable and Term Accounts Receivable

         Total accounts receivable increased to $32.2 million at October 31, 2000, from $26.9 million at April 30, 2000. The Company did not sell any receivables during the quarter ended October 31, 2000. During the quarter ended April 30, 2000 the company sold accounts receivable of $6.7 million. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, decreased to $4.9 million, for the three months ended October 31, 2000 from $5.5 million on April 30, 2000. Term accounts receivable primarily arise from the recording of revenue from irrevocable commitments to purchase licenses ("Irrevocable Commitment Licenses"). As of October 31, 2000 all term accounts receivable are less than one year in length.

Financial Instruments and Credit Facility

         The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at October 31, 2000 and April 30, 2000, the outstanding balances of accounts receivable sold under these agreements were approximately US$3.4 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse. These sales meet all of the requirements of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting. The Company did not sell any receivables during the period ended October 31, 2000.

         The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at October 31, 2000, the Company had drawn down the $10 million term loan facility and fixed the interest rate until January 16, 2001 at 5.86%. The Company had no borrowings against its revolving line of credit as at October 31, 1999. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

         The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.


Provision for Restructuring Costs

    On March 17, 1999, the Corporation announced a restructuring plan and recorded a provision for restructuring costs of $30.5 million directed at reducing costs. The key restructuring actions included:

     o Consolidation of management responsibilities and reduction in headcount.
     o Closure of redundant  facilities.
     o Reduction in the carrying value of certain capital assets primarily related to past acquisitions.
     o Cancellation of certain commitments and other costs.

    The  following   table   summarizes   the  activity  in  the  provision  for
restructuring costs during the six months ended October 31, 2000:

                                                     Employee                                 Total
                                                     Termination     Facilities    Other      Provision

                                                    ---------------- ------------ --------- ---------------

               Balance, April 30, 2000.............        $ 590       $1,246      $395         $ 2,231
               Cash payments........................        (249)         (74)       --           (323)
                                                    ---------------- ------------ --------- ---------------
               Balance, July 31, 2000..............          341        1,172       395           1,908
               Cash payments.......................          (89)         (50)      (79)           (218)
                                                    ---------------- ------------ --------- ---------------
               Balance, October  31, 2000........           $ 252       $1,122      $316         $ 1,690
                                                    ================ ============ ========= ===============

               Long term balance..................          $ --         $ 935      $ 200        $ 1,135
                                                    ================ ============ ========= ===============

During the three months ended October 31, 2000 the Company made cash payments of approximately $218,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $89,000 in salary continuance for terminated employees, $50,000 in rent for the Company's vacant office space in the United Kingdom, and $79,000 in other miscellaneous costs. The long term balances primarily relate to facility leases in the United Kingdom.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Foreign Currency Risk

    The Company has net monetary asset and liability balances in foreign currencies other than the Canadian Dollar, including the U.S. Dollar ("US$"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swedish Krona ("SEK"), the German Mark ("DEM"), the French Franc ("FRF"), the Irish Punt ("IEP"), the Euro ("EUR"), and the Japanese Yen ("JPY").

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Each year, the Company's shareholders elect the directors of the Company for the ensuing year. At the Company's annual meeting of shareholders held on September 6, 2000 (the "Annual Meeting"), the following individuals were elected to the board of directors:

John Gleed, Abraham E. Ostrovsky, Stephen A. Holinski, Paul Bates, Patrick Martin, A. Kevin Francis, Michael Rousseau.

The following proposals, as more particularly described in the Company's Management Proxy Circular dated July 21, 2000, were approved at the Company's Annual Meeting.

                                                          Votes For           Votes Against or
                                                                                  Withheld

1.     Election of directors                              6,296,534                58,113

2.     Appointment of PricewaterhouseCoopers LLP as       6,350,003                11,471
       independent auditors for the fiscal year
       ending April 30, 2001.

3.     Amendment to the Corporation's 1995 Stock          5,374,620               972,300
       Option Plan


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended October 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JetForm Corporation


      December 11, 2000             By:  /s/ A. Kevin Francis
-------------------------------          ---------------------------
             Date                            A. Kevin Francis
                                    Chief Executive Officer and Director

      December 11, 2000              By: /s/ Jeffrey McMullen
-------------------------------          ----------------------------
             Date                            Jeffrey McMullen
                                    Vice President, Finance and Chief Financial
                                                   Officer