Form 10-Q
period 2001-01-31
JETFORM CORP
filed 2001-03-15
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period From _______ To ______

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

                                 (613) 230-3676
                             -----------------------
               Registrant's telephone number (including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The  number  of the  issuer's  Common  Shares  outstanding  on  March  7,  2001:
24,831,527

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                     Page No.

Item 1.   Financial Statements

          Consolidated  Balance  Sheets as at January  31, 2001          3
          and April 30,  2000

          Consolidated  Statements of Operations  for the three          4
          and nine month periods ended January 31, 2001 and January 31, 2000

          Consolidated  Statements of  Comprehensive  Income for         5
          the three and nine month periods ended January 31, 2001
          and January 31, 2000

          Consolidated  Statements  of Cash Flows for the three          6
          and nine month periods ended January 31, 2001 and January 31, 2000

          Notes to Consolidated Financial Statements                     7

Item 2.   Management's  Discussion  and  Analysis  of  Financial        15
          Condition  and Results of Operations

Item 3.   Quantitative and Qualitative  Disclosures about               23
          Market Risks


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             24

Item 6.   Exhibits and Reports on Form 8-K                              24

SIGNATURES                                                              25


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

                               JETFORM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

             (in thousands of Canadian dollars except share amounts)

                                                                     January 31,           April 30,
                                                                         2001                2000
                                                                    -------------         ------------

       Current assets
       Cash and cash equivalents................................         $ 47,734            $ 42,092
       Accounts receivable (Note 2).............................           25,483              21,416
       Term accounts receivable (Note 2)........................            4,674               5,224
       Unbilled receivables.....................................            3,141               4,492
       Inventory................................................            1,087               1,084
       Prepaid expenses and deferred charges....................            3,415               2,956
                                                                         --------            --------
                                                                           85,534              77,264
       Term accounts receivable (Note 2)........................               --                 242
       Deferred income tax assets (Note 5)......................            5,604               5,604
       Fixed assets (Note 3)....................................           21,829              16,556
       Other assets (Note 3)....................................           21,199              21,670
                                                                         --------            --------
                                                                        $ 134,166           $ 121,336
                                                                        =========           =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities

       Accounts payable.........................................           $6,520              $7,423
       Accrued liabilities......................................            8,193              10,685
       Unearned revenue.........................................           14,621              15,588
       Term loan (Note 4).......................................               --              10,000
       Obligation under capital lease...........................              772                  --
                                                                         --------            --------
                                                                           30,106              43,696
       Term loan (Note 4).......................................           10,000                  --
       Accrued liabilities (Note 6) ............................            1,047               1,338
       Obligation under capital lease ..........................            1,103                  --
                                                                         --------            --------
                                                                           42,256              45,034
                                                                         --------            --------
       Shareholders' equity


       Capital stock (Issued and outstanding -- 24,831,527
       Common Shares at January 31, 2001; 19,592,314 Common
       Shares and 450,448 Preference Shares at
       April  30, 2000) (Note 9) ...............................          272,937             248,210
       Cumulative translation adjustment........................           (3,831)             (2,670)
       Deficit..................................................         (177,196)           (169,238)
                                                                         ---------           ---------
                                                                           91,910              76,302
                                                                         ---------           ---------

                                                                         $134,166           $ 121,336
                                                                         =========          ==========

(the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

     (in thousands of Canadian dollars except share and per share amounts)

                                                       Three months ended              Nine months ended
                                                           January 31,                    January 31,
                                                  ------------------------------  -----------------------------
                                                       2001           2000            2001           2000
                                                  --------------- --------------  -------------  --------------
Revenues

Product                                                 $ 13,188       $ 10,630        $43,101         $37,255
Service                                                   10,164         10,489         28,992          31,985
                                                        --------       --------        -------         -------
                                                          23,352         21,119         72,093          69,240
                                                        --------       --------        -------         -------
Costs and expenses

Cost of product                                            1,910          2,828          6,042           7,600
Cost of service                                            2,766          3,037          8,052           9,694
Sales and marketing                                       13,107         10,700         38,509          33,242
General and administrative                                 2,569          4,843          7,301          10,011
Research and development                                   4,227          4,305         12,233          11,973
Depreciation and amortization                              2,709          2,544          7,770           7,641
Gain on sale of assets                                        --             --             --          (1,813)
                                                        --------       --------        -------         -------
                                                          27,288         28,257         79,907          78,348
                                                        --------       --------        -------         -------
Operating loss                                            (3,936)        (7,138)        (7,814)         (9,108)
Net investment income                                        264            311            716           1,148
                                                        --------       --------        -------         -------
Loss before taxes                                         (3,672)        (6,827)        (7,098)         (7,960)
Provision for income taxes (Note 5)                         (201)          (221)          (860)           (605)
                                                        --------       --------        -------         -------
Net loss                                                 $(3,873)       $(7,048)       $(7,958)        $(8,565)
                                                        =========      =========       ========        ========

Basic loss per share

Net loss per share                                       $ (0.16)       $ (0.35)       $ (0.36)        $ (0.43)
Weighted average number of shares                     24,688,946     19,908,264     21,901,600      19,897,414

Fully diluted loss per share

Net loss per share                                      $ (0.16)       $ (0.35)       $ (0.36)        $ (0.43)
Weighted average number of shares                     24,688,946     19,908,264     21,901,600      19,897,414

(the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                       (in thousands of Canadian dollars)

                                                       Three months ended              Nine months ended
                                                           January 31,                    January 31,
                                                  ------------------------------  -----------------------------
                                                       2001           2000            2001           2000
                                                  --------------- --------------  -------------  --------------

Net loss........................................    $  (3,873)     $  (7,048)      $ (7,958)       $ (8,565)
Other comprehensive loss:
   Cumulative translation adjustment..........           (274)        (1,609)        (1,161)         (1,121)
                                                     ---------     ----------      ---------       ---------
Comprehensive loss..................                 $ (4,147)     $  (8,657)      $ (9,119)       $ (9,686)
                                                     =========     ==========      =========       =========

(the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                       (in thousands of Canadian dollars)

                                                      Three months ended             Nine months ended
                                                          January 31,                   January 31,
                                                  ----------------------------  -----------------------------
                                                      2001           2000           2001           2000
                                                  -------------  -------------  -------------  --------------
Cash provided from (used in):

Operating activities

Net loss                                              $(3,873)       $(7,048)       $(7,958)        $(8,565)
Items not involving cash:
  Depreciation and amortization                         3,630          3,496         10,498          10,240
Net change in operating components of
  working capital                                       1,275          7,835         (8,497)         13,847
                                                      --------       --------       --------        --------
                                                        1,032          4,283        (5,957)          15,522
                                                      --------       --------       --------        --------
Investing activities

Purchase of fixed assets                               (4,084)        (1,881)        (8,698)         (3,964)
Increase in other assets                               (1,572)           221         (3,267)         (3,650)
Acquisition of business                                  (151)            --           (151)             --
                                                      --------       --------       --------        --------
                                                       (5,807)        (1,660)       (12,116)         (7,614)
                                                      --------       --------       --------        --------
Financing activities

Proceeds from issuance of shares                         2,980            155         24,090             333
Repayment of debt                                         (397)        (4,765)          (397)        (19,597)
Capital lease repayments                                   (10)            --            (10)             --
                                                      --------       ---------      --------        --------
                                                         2,573         (4,610)        23,683         (19,264)
                                                      --------       ---------      --------        --------
Effects of exchange rate changes on cash                   249           (962)            32             123
                                                      --------       ---------      --------        --------
Increase (decrease) in cash
and cash equivalents                                    (1,953)        (2,949)         5,642         (11,233)

Cash and cash equivalents, beginning of period          49,687         38,978         42,092          47,262
                                                      --------       ---------      --------        --------
Cash and cash equivalents, end of period               $47,734        $36,029        $47,734         $36,029
                                                      ========       =========      ========        ========

(the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Japan K.K. ("JetForm Japan") and JetForm Technologies Limited ("JetForm Ireland"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company" The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair statement of results for these interim periods.


2.   ACCOUNTS RECEIVABLE

Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $3.1 million at January 31, 2001 and $2.4 million at April 30, 2000.

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

The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of these Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). As at January 31, 2001 and April 30, 2000 total Term Accounts Receivable with Minimum Payment Dates exceeding one year were approximately nil and $242,000, respectively.

The Company's customer base consists of large numbers of geographically diverse customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.


3.   FIXED ASSETS AND OTHER ASSETS

The Consolidated Balance Sheets include the following amounts:



                                              January 31, 2001   April 30, 2000
                                              ----------------   --------------
                                              (in thousands of Canadian dollars)

Accumulated  depreciation  and
  amortization  included  in  fixed  assets      $ 27,495          $ 22,400
                                                 ========          ========

Accumulated  amortization
  included  in  other  assets                    $ 27,952          $ 22,826
                                                 ========          ========


4.   FINANCIAL INSTRUMENTS AND CREDIT FACILITIES

For certain of the Company's financial instruments, including accounts receivable, unbilled receivables, accounts payable, and short-term accrued liabilities, the carrying amount approximates the fair value due to their short maturities. The carrying amount of term accounts receivable, after applying an appropriate discount rate, approximates their fair value. Cash and cash equivalents, term loan and long-term accrued liabilities are carried at cost, which approximates their fair value.

The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at January 31, 2001 and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements were approximately US$2.7 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse or that any receivables possibly at risk of recourse are recoverable from third party insurance policies. These sales meet all of the requirements of SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting.

The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at January 31, 2001, the Company had drawn down the $10 million term loan facility and fixed the interest rate until April 16, 2001 at 5.46%. The Company had no borrowings against its revolving line of credit as at January 31, 2001. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

JetForm uses certain financial instruments to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. For the three months ended January 31, 2001, investment income included a net unrealized non-cash loss of $60,000 for changes in the fair value of a forward option.


5.   INCOME TAXES

As at January 31, 2001, the Company had net deferred tax assets of $58.5 million, the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company has provided for a valuation allowance of $52.9 million.


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

The following table summarizes the activity in the provision for restructuring costs during the nine months ended January 31, 2001:

                                                Employee                                    Total
                                                Termination     Facilities    Other       Provision
                                                ------------    ------------  -------    -----------

        Balance, April 30, 2000...........          $ 590       $1,246         $395         $ 2,231
        Cash payments......................          (249)         (74)          --            (323)
                                                    ------      -------        ----         --------
        Balance, July 31, 2000.............           341        1,172          395           1,908
        Cash payments......................           (89)         (50)         (79)           (218)
                                                    ------      -------        ----         --------
        Balance, October  31, 2000.......             252        1,122          316           1,690
        Cash payments......................           (92)         (39)         (60)           (191)
                                                    ------      -------        ----         --------
        Balance, January 31, 2001.......            $ 160       $1,083         $256         $ 1,499
                                                    ======      =======        ====         ========

        Long-term balance..................          $ --        $ 970         $ 77         $ 1,047
                                                    ======      =======        ====         ========


During the three months ended January 31, 2001 the Company made cash payments of approximately $191,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $92,000 in salary continuance for terminated employees, $39,000 in rent for the Company's vacant office space in the United Kingdom, and $60,000 in other miscellaneous costs. The long-term balances primarily relate to facility leases in the United Kingdom.

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

The following table sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                                        Three months ended January 31, 2001
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                             Support    Total
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                    $7,024       $1,486      $4,948     $13,458
          Costs                                       6,262          744       1,051       8,057
                                                    --------      -------    ----------- -------
          Margin                                       $762         $742      $3,897      $5,401
                                                    --------      -------    ----------- -------
          Europe
          Revenue                                    $4,992       $1,473      $1,887      $8,352
          Costs                                       3,307          524         447       4,278
                                                    --------      -------    ----------- -------
          Margin                                     $1,685         $949      $1,440      $4,074
                                                    --------      -------    ----------- -------
          Asia Pacific
          Revenue                                    $1,172          $77        $293      $1,542
          Costs                                       1,130            -           -       1,130
                                                    --------      -------    ----------- -------
          Margin                                        $42          $77        $293        $412
                                                    --------      -------    ----------- -------
          Total
          Revenue                                   $13,188       $3,036      $7,128     $23,352
          Costs                                      10,699        1,268       1,498      13,465
                                                   --------      -------    ----------- --------
          Margin                                     $2,489       $1,768      $5,630      $9,887
                                                   --------      -------    ----------- --------
          Cost of product                                                                 1,910
          Corporate marketing                                                             2,408
          Research and development                                                        4,227
          General and administration                                                      2,569
          Depreciation and amortization                                                   2,709
                                                                                       ---------
                                                                                         13,823
                                                                                       ---------
          Operating loss                                                                 (3,936)
          Net investment income                                                             264
                                                                                       ---------
          Loss before taxes                                                              (3,672)
          Provision for income taxes                                                       (201)
                                                                                        --------
          Net loss                                                                      ($3,873)
                                                                                        ========


                                                        Three months ended January 31, 2000
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                    Product     Consulting   Customer
                                                                             Support    Total

                                                 ------------- ------------ ----------- -----------
          North America

          Revenue                                      $6,256       $3,722      $4,173     $14,151
          Costs                                         4,367        1,681         647       6,695
                                                      --------     --------     -------   --------
          Margin                                       $1,889       $2,041      $3,526      $7,456
                                                      --------     --------     -------   --------
          Europe
          Revenue                                      $4,233         $854      $1,684      $6,771
          Costs                                         2,840          289         420       3,549
                                                      --------     --------     -------   --------
          Margin                                       $1,393         $565      $1,264      $3,222
                                                      --------     --------     -------   --------
          Asia Pacific
          Revenue                                        $141            -         $56        $197
          Costs                                         1,366            -           -       1,366
                                                      --------     --------     -------   ---------
          Margin                                      ($1,225)           -         $56     ($1,169)
                                                      --------     --------     -------   ---------
          Total

          Revenue                                     $10,630       $4,576      $5,913     $21,119
          Costs                                         8,573        1,970       1,067      11,610
                                                      --------     --------     -------   --------
          Margin                                       $2,057       $2,606      $4,846      $9,509
                                                      --------     --------     -------   --------
          Cost of product                                                                    2,828
          Corporate marketing                                                                2,127
          Research and development                                                           4,305
          General and administration                                                         4,843
          Depreciation and amortization                                                      2,544
                                                                                          --------
                                                                                            16,647
                                                                                          --------
          Operating loss                                                                    (7,138)
          Net investment income                                                                311
                                                                                          ---------
          Loss before taxes                                                                 (6,827)
          Provision for income taxes                                                          (221)
                                                                                          ---------
          Net loss                                                                         ($7,048)
                                                                                          =========


                                                        Nine months ended January 31, 2001
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                             Support    Total
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $22,664       $4,262     $14,422     $41,348
          Costs                                        18,064        2,133       3,120      23,317
                                                     --------     --------     -------    --------
          Margin                                       $4,600       $2,129     $11,302     $18,031
                                                     --------     --------     -------    --------
          Europe
          Revenue                                     $14,370       $4,031      $5,350     $23,751
          Costs                                         9,420        1,509       1,290      12,219
                                                     --------     --------     -------    --------
          Margin                                       $4,950       $2,522      $4,060     $11,532
                                                     --------     --------     -------    --------
          Asia Pacific
          Revenue                                      $6,067         $352        $575      $6,994
          Costs                                         3,533            -           -       3,533
                                                     --------     --------     -------    --------
          Margin                                       $2,534         $352        $575      $3,461
                                                     --------     --------     -------    --------
          Total
          Revenue                                     $43,101       $8,645     $20,347     $72,093
          Costs                                        31,017        3,642       4,410      39,069
                                                     --------     --------     -------    --------
          Margin                                      $12,084       $5,003     $15,937     $33,024
                                                     --------     --------     -------    --------
          Cost of product                                                                    6,042
          Corporate marketing                                                                7,492
          Research and development                                                          12,233
          General and administration                                                         7,301
          Depreciation and amortization                                                      7,770
                                                                                          --------
                                                                                            40,838
                                                                                          --------
          Operating loss                                                                    (7,814)
          Net investment income                                                                716
                                                                                          ---------
          Loss before taxes                                                                 (7,098)
          Provision for income taxes                                                          (860)
                                                                                          ---------
          Net loss                                                                         ($7,958)
                                                                                          =========

                                                        Nine months ended January 31, 2000
                                                        (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                   Product     Consulting   Customer
                                                                            Support    Total
                                                 ------------- ------------ ----------- -----------
          North America
          Revenue                                     $22,717      $12,075     $12,579    $47,371
          Costs                                        15,484        4,543       2,630     22,657
                                                     --------     --------     -------    -------
          Margin                                       $7,233       $7,532      $9,949    $24,714
                                                     --------     --------     -------    -------
          Europe
          Revenue                                     $12,129       $2,565      $4,270    $18,964
          Costs                                         7,956        1,056       1,289     10,301
                                                     --------     --------     -------    -------
          Margin                                       $4,173       $1,509      $2,981     $8,663
                                                     --------     --------     -------    -------
          Asia Pacific
          Revenue                                      $2,409          $11        $485     $2,905
          Costs                                         3,423            -         176      3,599
                                                     --------     --------     -------    -------
          Margin                                     ($1,014)          $11        $309      ($694)
                                                     --------     --------     -------    --------
          Total
          Revenue                                     $37,255      $14,651     $17,334     $69,240
          Costs                                        26,863        5,599       4,095      36,557
                                                     --------     --------     -------    --------
          Margin                                      $10,392       $9,052     $13,239     $32,683
                                                     --------     --------     -------    --------
          Cost of product                                                                    7,600
          Corporate marketing                                                                6,379
          Research and development                                                          11,973
          General and administration                                                        10,011
          Depreciation and amortization                                                      7,641
          Gain on sale of assets                                                            (1,813)
                                                                                          ---------
                                                                                            41,791
                                                                                          ---------
          Operating loss                                                                    (9,108)
          Net investment income                                                              1,148
                                                                                          ---------
          Loss before taxes                                                                 (7,960)
          Provision for income taxes                                                          (605)
                                                                                          ---------
          Net loss                                                                         ($8,565)
                                                                                          =========


8.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS No.137 which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending April 30, 2002. The Company is currently assessing the potential impact that SFAS 133 will have on its financial statements.


On March 31, 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock based compensation (FAS 123). The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricing, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. The adoption of this Interpretation did not have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB is effective beginning the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position except that the adoption of SAB 101 may impact where certain items currently recorded under the caption "costs and expenses" will be recorded in the consolidated statement of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which is during the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of SFAS 140 will have a material impact on its results of operations or financial position.


9.   CAPITAL STOCK

During the quarter ended January 31, 2001 the Company's underwriters exercised an over-allotment option, related to the Company's issuance of 4.0 million common shares during the quarter ended October 31, 2000. The underwriters purchased an additional 600,000 common shares from the Company at a price of $5.60 per share, the net proceeds of which after deducting underwriting discounts, fees and expenses were approximately $2.8 million. Proceeds from an employee stock purchase plan were approximately $200,000. Also during the quarter ended January 31, 2001, Moore Corporation Limited converted its 450,448 Convertible Preference Shares into an equal number of Common Shares. The Company also issued 100,000 common shares for the purchase of Joey Technologies Inc., at a fair value of $5.75 per share.

The  following  discussion of the  Company's  results of  operations  and of its liquidity and capital resources should be read in conjunction with the information contained in the accompanying Unaudited Consolidated Financial Statements and related Notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Report on Form 10-K for the fiscal year ended April 30, 2000. The following discussion provides a comparative analysis of material changes for the three and nine month periods ended January 31, 2001 and 2000, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JF A'Asia Pty Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company".


Results of Operations

The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period and on the receipt of irrevocable commitment license agreements. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 56% of total revenue for the quarter ended January 31, 2001.

Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 44% of total revenue for the quarter ended January 31, 2001.

Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of third party commissions, the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provisions for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development, application development services and provisions for bad debts. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. General and Administrative expenses include personnel and occupancy costs related to administrative personnel. Depreciation and amortization includes depreciation and amortization of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its capital assets. Any impairments in the carrying value are recognized at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin, and product and service margin:


                                THREE MONTHS ENDED JANUARY 31,                            NINE MONTHS ENDED JANUARY 31,
                     -----------------------------------------------------     -----------------------------------------------------
                              2001                         2000                         2001                         2000
                     ------------------------     ------------------------     ------------------------     ------------------------
                                                           (in thousands of Canadian dollars)
Product revenue       $ 13,188          100%       $ 10,630          100%       $ 43,101          100%       $ 37,255          100%
Cost of product          1,910           14%          2,828           27%          6,042           14%          7,600           20%
                     ----------     ---------     ----------     ---------     ----------     ---------     ----------     ---------
Product margin        $ 11,278           86%        $ 7,802           73%       $ 37,059           86%       $ 29,655           80%
                     ==========     =========     ==========     =========     ==========     =========     ==========     =========

Service revenue       $ 10,164          100%       $ 10,489          100%       $ 28,992          100%       $ 31,985          100%
Cost of service          2,766           27%          3,037           29%          8,052           28%          9,694           30%
                     ----------     ---------     ----------     ---------     ----------     ---------     ----------     ---------
Service margin         $ 7,398           73%        $ 7,452           71%       $ 20,940           72%       $ 22,291           70%
                     ==========     =========     ==========     =========     ==========     =========     ==========     =========

Total revenues        $ 23,352          100%       $ 21,119          100%       $ 72,093          100%       $ 69,240          100%
Cost of product
  and service            4,676           20%          5,865           28%         14,094           20%         17,294           25%
                     ----------     ---------     ----------     ---------     ----------     ---------     ----------     ---------
Product and
  service margin      $ 18,676           80%       $ 15,254           72%       $ 57,999           80%       $ 51,946           75%
                     ==========     =========     ==========     =========     ==========     =========     ==========     =========




     The following table presents, for the periods indicated, consolidated statements of operations data expressed as a percentage of total revenues:



                                            Three months ended January 31,      Nine months ended January 31,
                                           ------------------------------      -----------------------------
                                              2001              2000            2001             2000
                                           ------------     -------------      ------------     ------------

Revenues

Product                                            56%               50%               60%              54%
Service                                            44%               50%               40%              46%
                                               -------          --------             ------          ------
                                                  100%              100%              100%             100%
                                               -------          --------             ------          ------
Costs and expenses

Cost of product                                     8%               13%                8%              11%
Cost of service                                    12%               14%               11%              14%
Sales and marketing                                56%               51%               53%              48%
General and administrative                         11%               23%               10%              14%
Research and development                           18%               20%               17%              17%
Depreciation and amortization                      12%               12%               11%              11%
Gain on sale of assets                              --                --                --              -3%
                                               -------          --------             ------          ------
                                                  117%              134%              111%             113%
                                               -------          --------             ------          ------
Operating loss                                    -17%              -34%              -11%             -13%
Net investment income                               1%                1%                1%               2%
                                               -------          --------             ------          ------

Loss before taxes                                 -16%              -33%              -10%             -11%
Provision for income taxes                         -1%               -1%               -1%              -1%
                                               -------          --------             ------          ------

Net loss                                          -17%              -34%              -11%             -12%
                                               =======          ========             ======          ======





         The following table provides details of product revenue by geographic segment and within North America, by distribution channel:


                                       Three months ended January 31,                Nine months ended January 31,
                                   ----------------------------------------    ------------------------------------------
                                                                Increase                                       Increase
                                     2001          2000        (Decrease)         2001            2000        (Decrease)
                                   ----------    ----------    ------------    ------------    -----------    -----------
                                                            (in thousands of Canadian dollars)
Product revenue by region

North America                        $ 7,024       $ 6,256             12%         $22,664        $22,717             0%
Europe                                 4,992         4,233             18%          14,370         12,129            18%
Rest of World                          1,172           141            731%           6,067          2,409           152%
                                   ----------    ----------                    ------------    -----------
                                     $13,188       $10,630             24%         $43,101        $37,255            16%
                                   ==========    ==========                    ============    ===========

North American Product revenue

by channel

Direct sales                         $ 5,165       $ 4,281             21%        $ 13,718        $ 9,664            42%
Reseller and OEM                       1,859         1,975             -6%           8,946         13,053           -31%
                                   ----------    ----------                    ------------    -----------
                                     $ 7,024       $ 6,256             12%         $22,664        $22,717             0%
                                   ==========    ==========                    ============    ===========

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

Revenues

     Total Revenues. Total revenues increased 11% to $23.4 million for the three months ended January 31, 2001 from $21.1 million for the three months ended January 31, 2000 due primarily to increased revenues in Australia and Japan. Total revenues consisted of 56% product revenue and 44% service revenue for the three months ended January 31, 2001.

     Product Revenue. Product revenue increased 24% to $13.2 million for the three months ended January 31, 2001 from $10.6 million for the three months ended January 31, 2000. Product revenue derived from North America, Europe and Rest of World represented 53%, 38%, and 9%, respectively, of product revenue for the three months ended January 31, 2001, as compared to 59%, 40% and 1%, respectively, of product revenue for the three months ended January 31, 2000.

     Product revenue derived from North America increased 12% to $7.0 million for the three months ended January 31, 2001 from $6.3 million for the three months ended January 31, 2000 due primarily to increased sales in Canada. Product revenue from direct sales, which represented 74% of North American product revenue, increased 21% to $5.2 million for the three months ended January 31, 2001 from $4.3 million for the three months ended January 31, 2000. Reseller and OEM sales, which represented 26% of North American product revenue, decreased 6% to $1.9 million for the three months ended January 31, 2001 from $2.0 million for the three months ended January 31, 2000.

     Product revenue derived from Europe increased 18% to $5.0 million for the three months ended January 31, 2001 from $4.2 million for the three months ended January 31, 2000 due primarily to increased product sales in Germany and Sweden.

     Product revenue derived from Rest of World increased 731% to $1.2 million for the three months ended January 31, 2001 from $141,000 for the three months ended January 31, 2000 due primarily to increased product sales in Japan and Australia.

     Service Revenue. Service revenue decreased 3% to $10.2 million for the three months ended January 31, 2001 from $10.5 million for the three months ended January 31, 2000. Maintenance and support revenue increased 21% to $7.1 million for the three months ended January 31, 2001 from $5.9 million for the three months ended January 31, 2000. The Company's consulting revenue decreased 34% to $3.0 million for the three months ended January 31, 2001 from $4.6 million for the three months ended January 31, 2000. The decrease in consulting revenue occurred in North America and was primarily due to the redeployment of services resources to pre-sales activities.

     Total Costs and Expenses. Total costs and expenses were $27.3 million for the three months ended January 31, 2001, a decrease of 3% from $28.3 million for the three months ended January 31, 2000.

     Cost of Product. Cost of product decreased 32% to $1.9 million for the three months ended January 31, 2001 from $2.8 million for the three months ended January 31, 2000 primarily due to lower bad debt write-offs. For the three months ended January 31, 2001, total deferred costs charged to cost of product decreased to $921,000 from $952,000 for the three months ended January 31, 2000. The product margin increased to 86% for the three months ended January 31, 2001 from 73% for the three months ended January 31, 2000.

     Cost of Service. Cost of service decreased 9% to $2.8 million for the three months ended January 31, 2001 from $3.0 million for the three months ended January 31, 2000 due primarily to decreased consulting revenue and reduced numbers of employees in this area. The service margin increased to 73% for the three months ended January 31, 2001 from 71% for the three months ended January 31, 2000.

     Sales and Marketing. Sales and marketing expenses increased 22% to $13.1 million for the three months ended January 31, 2001 from $10.7 million for the three months ended January 31, 2000, primarily due to an initiative to increase the direct and indirect sales force.

     General and Administrative. General and administrative expenses decreased 47% to $2.6 million for the three months ended January 31, 2001 from $4.8 million for the three months ended January 31, 2000. The Company incurred charges of approximately $2.3 million in the three months ended January 31, 2000 for the write off of a non core technology investment and expenses related to the departure of the Company's former Chief Executive Officer and one other executive. As a percentage of total revenues, general and administrative expenses decreased 12% to 11% for the three months ended January 31, 2001 from 23% for the three months ended January 31, 2000.

     Research and Development. Research and development expenses decreased 2% to $4.2 million for the three months ended January 31, 2001 from $4.3 million for the three months ended January 31, 2000. For the three months ended January 31, 2001 the Company capitalized $971,000 of software development costs as compared to $900,000 for the three months ended January 31, 2000. Research and development expense was 32% and 40% of product revenue for the three months ended January 31, 2001 and 2000, respectively.

     Depreciation and Amortization. Depreciation and amortization increased 6% to $2.7 million for the three months ended January 31, 2001 from $2.5 million for the three months ended January 31, 2000.

     Operating Loss. Operating loss decreased 45% to an operating loss of $3.9 million for the three months ended January 31, 2001 from an operating loss of $7.1 million for the three months ended January 31, 2000.

     Net Investment Income. Interest and other income decreased to $264,000 for the three months ended January 31, 2001 from $311,000 for the three months ended January 31, 2000, primarily due to a decrease in interest rates on cash and cash equivalents.

     Provisions for Income Taxes. The Company recorded a provision for taxes of $201,000 for the three months ended January 31, 2001, compared to $221,000 for the three months ended January 31, 2000.

Nine Months Ended  January 31, 2001  Compared to Nine Months  Ended  January 31,
2000

Revenues

     Total Revenues. Total revenues increased 4% to $72.1 million for the nine months ended January 31, 2001 from $69.2 million for the nine months ended January 31, 2000 primarily due to increased sales in Europe and Rest of World. Total revenues consisted of 60% product revenue and 40% service revenue for the nine months ended January 31, 2001.

     Product Revenue. Product revenue increased 16% to $43.1 million for the nine months ended January 31, 2001 from $37.3 million for the nine months ended January 31, 2000 primarily due to increased product sales in Europe and Rest of World. Product revenue derived from North America, Europe and Rest of World represented 53%, 33%, and 14%, respectively, of product revenue for the nine months ended January 31, 2001, as compared to 61%, 33% and 6%, respectively, of product revenue for the nine months ended January 31, 2000.

     Product revenue derived from North America remained consistent at $22.7 million for the nine months ended January 31, 2001 and for the nine months ended January 31, 2000. Product revenue from direct sales, which represented 61% of North American product revenue, increased 42% to $13.7 million for the nine months ended January 31, 2001 from $9.7 million for the nine months ended January 31, 2000. Reseller and OEM sales, which represented 39% of North American product revenue, decreased 31% to $8.9 million for the nine months ended January 31, 2000 from $13.1 million for the nine months ended January 31, 2000 primarily due to reduced sales to US Government customers.

     Product revenue derived from Europe increased 18% to $14.4 million for the nine months ended January 31, 2001 from $12.1 million for the nine months ended January 31, 2000 due primarily to increased product sales in Sweden and the United Kingdom.

     Product revenue derived from Rest of World increased 152% to $6.1 million for the nine months ended January 31, 2001 from $2.4 million for the nine months ended January 31, 2000 due primarily to increased sales in Japan and Australia.

     Service Revenue. Service revenue decreased 9% to $29.0 million for the nine months ended January 31, 2001 from $32.0 million for the nine months ended January 31, 2000. For the nine months ended January 31, 2001, maintenance and support revenue increased 17% to $20.3 million from $17.3 million for the nine months ended January 31, 2000. The Company's consulting revenue decreased 41% to $8.6 million for the nine months ended January 31, 2001 from $14.6 million for the nine months ended January 31, 2000. The decrease in consulting revenue occurred in North America and was primarily due to the redeployment of services resources to pre-sales activities.

Costs and Expenses

     Total Costs and Expenses. Total costs and expenses were $79.9 million for the nine months ended January 31, 2001, an increase of 2% from $78.3 million for the nine months ended January 31, 2000.

     Cost of Product. Cost of product decreased 21% to $6.0 million for the nine months ended January 31, 2001 from $7.6 million for the nine months ended January 31, 2000 primarily due to lower bad debt write-offs. For the nine months ended January 31, 2001, total deferred costs charged to cost of product increased to $2.7 million from $2.6 million for the nine months ended January 31, 2000. The product margin increased to 86% for the nine months ended January 31, 2001 from 80% for the nine months ended January 31, 2000.

     Cost of Service. Cost of service decreased 17% to $8.1 million for the nine months ended January 31, 2001 from $9.7 million for the nine months ended January 31, 2000. The service margin increased to 72% for the nine months ended January 31, 2001 from 70% for the nine months ended January 31, 2000 due primarily to lower consulting revenue.

     Sales and Marketing. Sales and marketing expenses increased 16% to $38.5 million for the nine months ended January 31, 2001 from $33.2 million for the nine months ended January 31, 2000, due primarily to an initiative to increase the direct and indirect sales force.

     General and Administrative. General and administrative expenses decreased 27% to $7.3 million for the nine months ended January 31, 2001 from $10.0 million for the nine months ended January 31, 2000. The Company incurred charges of approximately $2.3 million in the three months ended January 31, 2000 for the write off of a non core technology investment and expenses related to the departure of the Company's former Chief Executive Officer and one other executive. As a percentage of total revenues, general and administrative expenses decreased to 10% for the nine months ended January 31, 2001 from 14% for the nine months ended January 31, 2000.

     Research and Development. Research and development expenses increased 2% to $12.2 million for the nine months ended January 31, 2001 from $12.0 million for the nine months ended January 31. During both the nine months ended January 31, 2001 and 2000, the Company capitalized approximately $2.7 million of software development costs. Research and development expense was 28% of product revenue for the nine months ended January 31, 2001 compared to 32% for the nine months ended January 31, 2000.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 2% to $7.8 million for the nine months ended January 31, 2001 from $7.6 million for the nine months ended January 31, 2000.

     Operating Loss. Operating loss decreased 14% to a loss of $7.8 million for the nine months ended January 31, 2001 from an operating loss of $9.1 million for the nine months ended January 31, 2000.

     Net Investment Income. Interest and other income decreased to $716,000 for the nine months ended January 31, 2001 from $1.1 million for the nine months ended January 31, 2000, primarily due to a decrease in interest rates on cash and cash equivalents.

     Provisions for Income Taxes. The Company recorded a provision for taxes of $860,000 for the nine months ended January 31, 2001, compared to $605,000 for the nine months ended January 31, 2000.

Liquidity and Capital Resources

     As at January 31, 2001 and April 30, 2000, the Company had $47.7 million and $42.1 million of cash and cash equivalents respectively. During the three months ended January 31, 2001, the Company's cash and cash equivalents decreased by $2.0 million.

Operations

     The Company increased its investment in the non-cash operating components of working capital during the nine months ended January 31, 2001, by approximately $8.4 million, primarily due to increases in accounts receivable and prepaid charges and offset by a decrease in accounts payable and accrued liabilities.

     The Company purchased approximately $8.7 million of fixed assets (excluding assets under capital leases of $1.9 million) in the nine months ended January 31, 2001. The purchases of fixed assets included computer hardware and software, office equipment and furniture, and leasehold improvements. During the nine months ended January 31, 2001, the Company increased its investment in other assets by $3.3 million related primarily to capitalized development costs.

     During the nine months ended January 31, 2001, the Company generated cash of approximately $24.1 million relating to the Company's share offering, stock purchase plan, and the exercise of stock options by employees.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable increased $3.3 million to $30.2 million at January 31, 2001 from $26.9 million at April 30, 2000. Accounts receivable increased to $25.5 million at January 31, 2001 from $21.4 million at April 30, 2000. Term accounts receivable, which are accounts receivable with payment dates exceeding the Company's customary trade terms, decreased by $550,000 to $4.7 million as at January 31, 2001 from $5.2 million on April 30, 2000. Term accounts receivable, primarily arise from the recording of revenue from irrevocable commitments to purchase licenses ("Irrevocable Commitment Licenses"). As at January 31, 2001 all term accounts receivable have expected payment dates of less than one year.

Acquisitions

     During the quarter ended January 31, 2001 the Company acquired certain assets and liabilities of Joey Technologies Inc. ("Joey") and Pummill Business Forms Inc. ("Pummill"). The purchase price for Joey was $1.2 million paid through the issuance of 100,000 common shares, and the forgiveness and the assumption of debt. The purchase price of the Pummill assets was $270,000 and was satisfied in cash and by issuance of a note payable.

     The acquisitions were accounted for under the purchase method of accounting, and, accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Other assets of $1.4 million were recorded as a result of these acquisitions.

Financial Instruments and Credit Facility

     The Company has entered into receivables purchase agreements with third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements and upon the occurrence of other specified events. As at January 31, 2001 and April 30, 2000, the outstanding balances of accounts receivable sold under these agreements were approximately US$2.7 million and US$9.7 million, respectively. The Company believes that none of the receivables sold are at risk of recourse or that any receivables possibly at risk of recourse are recoverable from third party insurance policies. These sales meet all of the requirements of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for off balance sheet reporting. The Company did not sell any receivables during the nine month period ended January 31, 2001.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the bankers acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at January 31, 2001, the Company had drawn down the $10 million term loan facility and fixed the interest rate until April 16, 2001 at 5.46%. The Company had no borrowings against its revolving line of credit as at January 31, 2001. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

JetForm uses certain financial instruments to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. For the three months ended January 31, 2001, investment income included a net unrealized non-cash loss of $60,000 for changes in the fair value of a forward option.

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

The following table summarizes the activity in the provision for restructuring costs during the three months ended January 31, 2001:



                                                    Employee                                    Total
                                                    Termination     Facilities     Other      Provision
                                                    ---------------- ------------ --------- ---------------
               Balance, April 30, 2000...........        $ 590         $1,246      $395         $ 2,231
               Cash payments......................        (249)           (74)       --            (323)
                                                         ------        -------     -----        --------
               Balance, July 31, 2000.............         341          1,172       395           1,908
               Cash payments......................         (89)           (50)      (79)           (218)
                                                         ------        -------     -----        --------
               Balance, October  31, 2000.......           252          1,122       316           1,690
               Cash payments......................         (92)           (39)      (60)           (191)
                                                         ------        -------     -----        --------
               Balance, January 31, 2001.......          $ 160         $1,083      $256         $ 1,499
                                                         ======        =======     =====        ========

               Long-term balance..................       $ --          $  970      $ 77         $ 1,047
                                                         ======        =======     =====        ========


During the three months ended January 31, 2001 the Company made cash payments of approximately $191,000 relating to the provision for restructuring costs recorded in fiscal year 1999. This included $92,000 in salary continuance for terminated employees, $39,000 in rent for the Company's vacant office space in the United Kingdom, and $60,000 in other miscellaneous costs. The long-term balances primarily relate to facility leases in the United Kingdom.

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

During the three months ended January 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JetForm Corporation



       February 28, 2001            By:        /s/ A. Kevin Francis
-------------------------------         -------------------------------------
            Date                                A. Kevin Francis
                                         Chief Executive Officer and Director




       February 28, 2001            By:        /s/ Jeffrey McMullen
-------------------------------         -------------------------------------
            Date                                Jeffrey McMullen
                                       Senior Vice President, Finance and Chief
                                               Financial Officer