Form 10-K
period 2001-04-30
JETFORM CORP
filed 2001-07-27
CIK 887614

---------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2001
OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period From _____ To _____

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
Common shares, without par value       Nasdaq, Toronto Stock Exchange,
                                       Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant computed by reference to the last price at which the stock was sold as reported on the NASDAQ Stock Market on July 16, 2001 was $56,213,693. For the purpose of determining this amount, voting stock held by officers, directors and stockholders whose ownership exceeds five percent are excluded. This determination of affiliate status is provided for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

State the number of the issuer's  Common  Shares  outstanding  on July 16, 2001:
24,897,143.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               JETFORM CORPORATION
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1................BUSINESS                                                5

ITEM 2................PROPERTIES                                             16

ITEM 3................LEGAL PROCEEDINGS                                      17

ITEM 4................SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                17

                                     PART II

ITEM 5................MARKET FOR  REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                            18

ITEM 6................SELECTED FINANCIAL DATA                                20

ITEM 7................MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          21

ITEM 7A...............QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISKS                                           31

ITEM 8................FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            31

ITEM 9................CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                 61

                                    PART III

ITEM 10...............DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     62

ITEM 11...............EXECUTIVE COMPENSATION                                 66

ITEM 12...............SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND  MANAGEMENT                                        70

ITEM 13...............CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         71

                                     PART IV

ITEM 14...............EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K                     72

SIGNATURES                                                                   77

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

The following chart sets forth certain information concerning the principal subsidiaries of the Company as at April 30, 2001:

                                         ----------------------------------
                                    |----|       JetForm Corporation       |
                                    |    |        (Delaware, U.S.A.)       |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|      JetForm U.K. Limited       |
                                    |    |        (England & Wales)        |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
  ---------------------------       |----|        JetForm France SA        |
  |   JetForm Corporation   | 100%  |    |            (France)             |
  |        (Canada)         |-------|    ----------------------------------
  ---------------------------       |
                                    |    ----------------------------------
                                    |----|     JF A'Asia Pty Limited       |
                                    |    |           (Australia)           |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|     JetForm Scandinavia AB      |
                                    |    |            (Sweden)             |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|     JetForm Deutschland GmbH    |
                                    |    |             (Germany)           |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|   JetForm Technologies Limited  |
                                    |    |            (Ireland)            |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|     JetForm Netherlands BV      |
                                    |    |          (Netherlands)          |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|         JetForm PTE LTD         |
                                    |    |            (Singapore)          |
                                    |    ----------------------------------
                                    |
                                    |    ----------------------------------
                                    |----|        JetForm Japan K.K.       |
                                         |             (Japan)             |
                                         ----------------------------------

Overview

JetForm Corporation develops software solutions that extend and accelerate core business processes. JetForm solutions enable companies and governments to lower operating costs, increase revenues and reduce cycle times. The Company's core strengths are in intelligent data capture with XML-based forms, business process integration and presentation of high fidelity, customer-facing documents.

The Company believes it is well positioned within the e-business market to serve a worldwide market in the business process integration, electronic document presentment and intelligent data capture arenas. JetForm's sales force and service professionals, who operate in 15 countries, focus on sales and services to end users and support for the Company's numerous partnerships. To further leverage the Company's global reach, JetForm has established strategic partnerships with e-Business application vendors, system integrators, international Value Added Resellers (VARs) and original equipment manufacturer's
(OEMs). JetForm has also established key business and technology alliances with, among others, Siebel, Accenture, Microsoft, Hewlett-Packard, IBM, SAP and Xerox, to broaden market acceptance for its solutions.

JetForm customers include The Australian Department of Defence, Axel Springer Verlag AG, Fidelity Employer Services Company (FESCO), Nationwide Building Society, Pennsylvania Department of Public Welfare, Prudential Real Estate and Relocation Services, SAFECO, U.S Army Reserve, National Guard, GMAC Insurance Online, Dresdner Bank, HealthAxis, U.S Army, Ericsson Business Consulting - Sverige, Carl Link Verlag AG, Miami Herald Publishing, Curaspan, The National Bank Of Greece S.A., SPAR AG, The New York City Department of Sanitation, State of North Carolina, Reliant Energy, PSA Peugeot Citroen, National City Corporation, The Federal Home Loan Bank of Atlanta, Que-Net Media, SEB Group, AB Svensk Bilprovning, SNCF, Human Resources Develpment Canada, Gras-Savoye, The Danzas Group, Gelsenwasser AG, SER Banking Software Solutions GmbH, Telenor Bedrift AS, and UBS AG.

Industry Background

Organizations worldwide are adopting e-business models at an accelerated pace. They are evolving their traditional business models to digital-based models using business process integration, electronic document presentment and intelligent data capture. Companies recognize the competitive advantage they gain from reduced cycle times and costs and improved service for their customers, partners and suppliers. Government agencies also recognize the benefits of being able to better serve their citizens.

     Business Process Integration

e-Business is powered by integrated business processes involving the interaction of employees, customers, partners and suppliers through interconnected enterprise applications. When a company decides to participate in cross-functional or cross-enterprise business models, interoperability between disparate applications becomes an issue. A pragmatic approach for overcoming the interoperability issue is to integrate these applications with enterprise-wide integration solutions.

     Electronic Document Presentment

Documents such as invoices, statements and contracts often serve as the key point of contact between an organization and its customers, partners and suppliers. The demands of the current e-business transformation require dynamic, personalized business documents to be delivered through multiple channels in a variety of formats-paper, e-mail, fax and the Web. Customer facing documents need to be high quality and high fidelity. Also, since this transformation will not entirely eliminate the need for paper documents, organizations are positioning themselves to operate effectively in this hybrid paper-Web world.

     Intelligent Data Capture

Businesses and governments are continuing to improve their administrative efficiencies by automating paper-based solutions. Organizations' intranets have become the portals to initiate business processes. The evolution of the Internet from a publishing vehicle to a service-delivery vehicle is requiring organizations to offer customer service over the Internet; whether it be to complete a required form, access account information or check on the status of a customer service request.

The JetForm Solution

JetForm's process integration, document presentment and data capture technologies provide organizations with the capability to adopt e-business models, giving them a competitive advantage in their respective industries. JetForm's solutions are complemented by its professional services team, which facilitates product implementation, and its customer services team, which provides ongoing technical support.

     Business Process Integration

JetForm's business process solutions integrate people, processes and applications in e-business. JetForm's solutions are an Extensible Mark-up Language ("XML") based process automation solution that contains rich work management capabilities and provides companies with the capability to deliver their services and products across multiple media, including the Internet, wireless, mobile, e-mail and agents or brokers.

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

     Electronic Document Presentment

JetForm's e-document presentment solutions allow organizations to produce professional quality document output from their line-of-business, legacy or enterprise resource planning (ERP) applications. The data generated from these business applications is merged with an electronic document template to dynamically generate documents in multiple formats for delivery to multiple devices, including print, e-mail, fax and the Web.

o Healthaxis.com - Healthaxis.com is a leading provider of advanced technology solutions for healthcare administration. Acting as an intermediary, Healthaxis.com provides support to insurance carriers, Blue Cross/Blue Shield organizations, third-party administrators and self-administered employers. Their services include business-to-business
     (B2B) Internet-enabled applications that address the processing and flow of information among participants. JetForm's electronic document presentment technology creates the complex documents and integrated electronic and printed document output it needed to meet the challenges of the hybrid paper-Web world. Through its dynamic sub-forms capabilities, the content, look and feel of Healthaxis.com's forms are controlled dynamically by the underlying data ensuring the document is accurate and easy to read. As a result of implementing JetForm's technology, Healthaxis.com realizes a cost savings of $US1 per document, a significant savings given that the company produces over 18 million documents each year.

     Intelligent Data Capture

JetForm is an industry leader in intelligent data capture using XML-based electronic forms. Graphical XML-based design tools create compliant forms to capture data. JetForm provides support for multiple platforms, whether the end user is filling out a form at a desktop, on a disconnected handheld device or even on a mobile device with Internet access. The Company's intelligent e-forms are robust in their ability to capture and validate data, perform calculations or access data throughout the organization. JetForm's e-form solutions can be used within governments and businesses wishing to improve efficiencies and save costs. According to Gartner Group, 80 per cent of all business documents are forms. These forms may need to be signed, participate in a workflow or be stored in a document management system.

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

Corporate Strategy

JetForm's strategic vision is to be the leading global company specializing in extending and accelerating core business processes. To accomplish this vision the company needs to work very closely with e-Business enterprise application providers, to enhance its market penetration and to develop world-class products. The Company plans to achieve this vision through the following strategies.

     Build Strategic Alliances

JetForm continues to build strategic relationships with leading e-Business enterprise application providers and large system integrators to enhance its market penetration. JetForm believes these relationships facilitate access to strategic projects that often generate large commitments from its customers and can reduce the length of its sales cycles. In addition, JetForm believes the software deployment expertise and industry knowledge of system integrators shortens the implementation time of its product and helps to secure add-on business.

     Expand Sales Channels Worldwide

JetForm believes that the e-business market in North America and globally represents a significant growth opportunity as organizations strive to evolve traditional business models into e-business models. JetForm plans to continue to invest in its worldwide distribution capacity to increase market share and penetration. This investment will include expanding the direct sales force within the established and new sales offices in North America and around the globe.

     Extend Technological Leadership

JetForm's Web-centric, XML-based products provide key elements for the development of new and innovative e-business solutions. Their modular architecture can be easily adapted to new and existing standards, protocols and platforms. This architecture enables JetForm's products to accommodate multiple operating systems, applications, business models and data sources. Management believes that JetForm's product capabilities significantly differentiate it from its competitors. By continuing to invest in R&D to enhance technical core competencies, JetForm believes that it will extend its technological leadership in the market.

     Increase Brand Awareness

JetForm intends to devote significant resources to marketing efforts to increase customer and industry awareness of JetForm's positioning and value proposition. These increased marketing efforts will include building a strong brand, executing focused press and industry analyst campaigns and expanding participation in related industry events. Through these marketing efforts, JetForm intends to demonstrate the value of its solutions and services to enterprises and thereby increase its market share.

     Leverage Existing Customer Base

Management believes that JetForm's large base of existing customers provides a unique opportunity for additional sales of current and future products, as well as ongoing maintenance revenue. A majority of JetForm's customers have not yet purchased its full suite of products or currently only use them in specific business units or locations. Management believes that JetForm can penetrate customer accounts by expanding departmental deployments into enterprise-wide implementations as well as by cross-selling additional solutions and services.

Products

The Company offers scaleable e-Business solutions for enterprises to adopt contemporary business models. JetForm solutions are comprised of a combination of software products and associated implementation and support services. JetForm's financial results are presented on a segmented basis which consist of Product, Consulting and Customer Support. The Company's product lines have been designed and developed with a modular, open-systems architecture and support many industry standard interfaces to e-mail, groupware, Internet/intranet and business application software. The Company's products are sold individually or in combination. The products are priced to accommodate various customer situations based on the number of licensed users and the combination of products and services to be provided.

     Business Process Integration

InTempo - For companies who need to integrate multiple applications, processes and people from their brick and mortar businesses into their e-businesses, InTempo is an XML-based, business process integration platform that allows organizations to model, deploy, manage and integrate human-intense business processes with core business processes. Unlike application integration tools, packaged applications or Web development tools, InTempo integrates people and processes with existing systems and supports multi-channel delivery including the Internet, wireless, mobile and e-mail. The Enterprise Application Interface
(EAI) capability provided within InTempo increases the speed of deployment by simplifying efforts required to integrate individual applications.

     Electronic Document Presentment

Central and Central Pro - JetForm Central and Central Pro provide connectivity to line-of-business applications for producing document output for print, fax, e-mail and the Web. They combine an easy-to-use design tool for the creation of dynamic e-document templates.
Web Output Pack - JetForm's Web Output pack extends a company's document presentment to the Web. Using the Web to provide business documents to customers is a key in the e-Business world. The Web Output Pack allows customers to access electronic documents in real time using only a Web browser.
Output Pak for SAP R/3 - JetForm's Output Pak for SAP R/3 provides document output for SAP R/3 applications. It expands the scope of R/3 applications by allowing customers to create and integrate e-forms with their R/3 business processes. With a BAPI-certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the SAP R/3 environment.
Output Pak for Oracle - JetForm Output Pak for Oracle Applications provides document output from Oracle applications. It expands the scope of Oracle Applications by allowing customers to create and integrate e-forms with their Oracle business processes. With an Oracle CAI -certified interface, it provides a flexible and cost-effective way to create and maintain forms specifically for the Oracle environment. It provides professional-looking output, readability for users and a better corporate image for organizations.

     Intelligent Data Capture

ReachForm - JetForm's latest e-Forms technology, ReachForm can provide an intelligent form filling experience to anyone on the Internet regardless of browser type or computing device, with no download or plug-in. A single-form template can be deployed to multiple platforms including WAP/WML enabled devices such as mobile phones.
FormFlow99 - JetForm's FormFlow99 is an electronic forms solution that provides application interoperability, zero administration capabilities, process and routing security, integration capabilities and applications functionality. Pocket Form - JetForm Pocket Form, for Palm and Microsoft Pocket PC operating systems, enables mobile computing professionals to use e-forms to efficiently collect data, complete business transactions with a legally-binding signature and remotely initiate a business process workflow. JetForm's e-process framework and JetForm's Pocket Form provide an enterprise development environment for mobile solutions.

Services

As at April  30,  2001,  the  Company  had a team of 148  professionals  who are responsible for consulting, custom software development, forms design and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. In addition, the Company offers e-forms design services. This broad range of services provides customers with the ability to streamline business processes.

The Company also provides customers with ongoing technical support by way of phone, fax and the Web. The technical support team works closely with customers to diagnose problems and address system integration issues to ensure the customer receives the full benefit of the JetForm solution. The Company maintains support facilities that permit real-time testing and replication of customer problems. JetForm operates two support centers. The Ottawa support center provides coverage for North America while coverage for Europe is provided out of the Dublin support center. The Company's software products are typically sold with annual maintenance and support contracts. The annual service fee is generally 18 per cent of the price of the software purchased and entitles the customer to remote support, product upgrades and maintenance releases. Maintenance and support contracts can also be tailored to meet customer-specific needs.

Sales, Marketing and Distribution

The Company's sales strategy is to achieve broad market penetration worldwide by utilizing both direct and indirect sales channels. JetForm is expanding its sales force focused on sales to end customers. The company also supports its key partners including strategic partners, systems integrators, consulting firms, solution partners, OEMs and international distributors. The Company's marketing strategy supports the various focuses of the sales force and includes market research and industry analyst relations; targeted print, Web and direct mail advertising; public relations activities, lead-generating events, seminars and conferences; Web, multi-media and printed marketing collateral; and field-focused education tools and communication.

The Company's sales force operates from 18 offices, with seven in the United States near the following centers: New York, Chicago, Detroit, Atlanta, San Francisco, Washington and Dallas; two in Canada and Japan and one in each of the United Kingdom, Ireland, France, Germany, Sweden, the Netherlands and China. The Company plans to expand its market penetration by adding new sales offices and new partners. The Company's sales force primarily targets Fortune 2000 companies, with a particular focus on the financial services, government (all levels), telecommunications and utility, and manufacturing sectors. Trained in the Solution Selling methodology, the Company's sales force builds on relationships with current clients while increasing the Company's presence in the e-business market and delivering business value to its customers.

The JetForm Partner Program

Through JetForm's Partner Program, the Company is able to develop relationships with organizations that provide core business applications, complementary products and services to extend our market penetration. The company has been also developing a strategic partner program. The Program is designed to attract key e-Business enterprise application vendors and large system integrators. JetForm partners with different types of organizations for process integration, document presentment and data capture through a variety of partner categories as follows:

Strategic Partners:           Siebel, Accenture, FujiXerox

Business and Technology       Microsoft,  SAP,  Oracle,   PeopleSoft,   Entrust,
Partners:                     PenOp,  Silanis,  VeriSign,  HP,  Xerox,  Lexmark,
                              Zebra, Dazel, Sybase, SmartTrust

System Integrators:           CGI,  The  Hunter  Group,   Unisys,  EDS,  Toshiba
                              Engineering,   Toyo  Information   Systems,   Core
                              Technology  Partners

Solution  Partners:           Star IT, Enterprise  Resolutions,  Evergreen,  Pro
                              Technologies,     Standard    Register,     Dictao

Distributors:                 Ingram

Customers

The Company's customers include a wide variety of organizations with an emphasis on the financial services industry and the government sector. The Company has an international customer base with customers outside of North America representing 44% of revenues for the year ended April 30, 2001, and 35% and 31% of revenues for the fiscal years ended April 30, 2000 and April 30, 1999, respectively. A selected list of users of JetForm's process integration, document presentment and data capture products is set forth below in the following table.

                                       North America                                       International
Financial           Bank of Montreal                                      Australia and New Zealand Banking
Services:           Chase Manhattan                                       Group Limited
                    CIGNA Corp.                                           Commonwealth Bank of Australia
                    PaineWebber Incorporated                              Dresdner Bank
                    Prudential Real Estate and Relocation Services        Lloyds Bank
                    SAFECO                                                National Australia Bank Limited
                    USERS Incorporated                                    Union Bank of Switzerland
                    Wachovia Bank                                         Nationwide Building Society
                    Wells Fargo                                           Gras Savoye

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

Technology:         Hewlett-Packard Company                               Siemens Nixdorf Informationssysteme AG
                    Microsoft Corporation                                 Health Axis.com
                    Symantec Corporation

Product Development

As of April 30, 2001, the Company employed 165 full time employees in its product development group. JetForm's development team is engaged in research, development, testing, quality assurance and documentation activities focused primarily on Web-centric products, solutions, and related technologies. The research and development team, located in Ottawa, consists of many technical experts with many years of accumulated expertise acquired within JetForm, other product development companies and the IT industry. The Company's innovative research and development projects focus efforts in each of JetForm's global product lines to take full advantage of JetForm's technical core competencies to build Web-centric solutions for the e-Business market. This work builds on the key strengths of the Company's current product lines, provides maintenance and enhancements for current product lines and integration with the dynamic hardware and software technology environment. The costs related to total product development for the year ended April 30, 2001 were $17.5 million.

Competition

The market for JetForm's software and services is highly competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. JetForm's potential competitors vary in size and in the scope and breadth of the products and services offered. The Company's competitors fit into three separate areas. The first is business process integration solutions from organizations such as Vitria and Staffware. The second is electronic document presentment from organizations such as Optio, StreamServe, Xenos and AFP Technology. The third is intelligent data capture using electronic forms from organizations such as Adobe, Cardiff, PureEdge and Shana.

Management believes that JetForm is differentiated relative to its competitors due to its full adoption of XML technology, which allows for easy integration between cross-functional and cross-enterprise applications. Management believes that, to the best of its knowledge, none of JetForm's competitors is capable of providing integrated solutions encompassing all three areas.

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

Employees

As of April 30, 2001, the Company had 674 employees of which 642 were full-time employees. Full time employees include 165 in product management and research and development, 91 in North American sales, 73 in European sales, 25 in Asia Pacific sales and services, 35 in marketing, 92 in systems and consulting services, 68 in support services and customer satisfaction and 93 in management and internal corporate services. Of the full-time employees, 412 are located in Canada, 67 are located in the United States, 25 are located in the United Kingdom, 24 are located in France, 61 are located in Ireland, 16 are located in Germany, 10 are located in Scandinavia, 1 is located in the Netherlands, 5 are located in China and 21 are located in Japan. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

                                  RISK FACTORS

In considering an investment in the securities of the Company, a prospective purchaser should consider the following risk factors.

Variability in Quarterly Results

The Company's revenues and operating results have varied substantially from period to period. Product revenues are difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. The sales cycle for the Company's solutions generally ranges from two to 12 months. The Company has in the past relied to a great extent on revenue derived from small numbers of large product licenses in every quarter. Orders are generally filled when they are received and the Company does not operate with a material order backlog. Therefore, product revenues in any period are substantially dependent on orders booked and shipped or the fulfillment in that period of the Company's obligations under Irrevocable Commitment Licenses, and variations in the timing of product sales or fulfillment of its obligations can cause material variations in operating results from period to period.

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

International Operations and Geographic Concentration

Sales of the Company's products outside of the United States and Canada represented approximately 49% of the Company's product revenues for the year ended April 30, 2001, and approximately 42% and 37% of the Company's product revenues for the years ended April 30, 2000, and 1999, respectively. The Company anticipates that sales outside of the United States and Canada will continue to account for a significant portion of total revenue. These revenues are subject to certain risks including exchange rate changes, imposition of government controls, export license requirements, restrictions on the import/export of technology, political instability, trade restrictions, changes in tariffs and taxes, differences in copyright protection and difficulties in managing accounts receivable and term accounts receivable. There can be no assurance that these factors will not have a material adverse effect on the Company's future results of operations.

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

Volatility of Stock Price

On the basis of the history of the trading prices of the Common Shares and the stock prices of other technology companies, the market price of the Common Shares may be highly volatile and may be affected by factors other than the Company's results. Factors such as announcements of technological innovations or new products by the

Company's competitors, changes in the conditions of the data capture, process integration and document presentment markets, changes in public market analysts' expectations regarding future earnings and fluctuations in the rate of exchange between foreign currencies and the Canadian dollar may have an impact on the market price of the Common Shares. In addition, general economic, political and market conditions, such as recessions, economic treaties, elections or military conflicts, may adversely affect the market price of the Common Shares.

Item 2.  PROPERTIES

     Facilities

The following table sets forth the location of the principal offices of the Company and its subsidiaries as of April 30, 2001, their uses, and the lease expiry date. The Company considers its facilities to be in good condition. The specific location of these facilities is not material to the Company's business.

            Location                                Primary Use                      Lease Expiry
Ottawa, Ontario, Canada            Executive offices, customer support,             September, 2006
                                   consulting services, training services,
                                   sales, marketing and administration

Toronto, Ontario, Canada           Sales and consulting                             October, 2002

Atlanta, Georgia, USA              Sales and consulting                             June, 2001

Chicago, Illinois, USA             Sales and consulting                             August, 2001

Dallas, Texas, USA                 Sales and consulting                             September, 2004

Detroit, Michigan, USA             Sales and consulting                             December, 2001

Falls Church, Virginia, USA        U.S. Government sales, consulting and            April, 2002
                                   marketing headquarters, regional sales

Mountain View, California, USA     Sales and consulting                             April, 2005

New York, New York, USA            Sales and consulting                             March, 2006

Boulogne, France                   Sales and consulting                             September, 2001

Dublin, Ireland                    Sales, consulting and customer support           January, 2024

Ratingen, Germany                  Sales and consulting                             December, 2004

Stockholm, Sweden                  Sales and consulting                             September, 2003

Netherlands, BV                    Sales and consulting                             April, 2002

Windsor, UK                        Sales and consulting                             January, 2006

Beijing, China                     Sales and consulting                              March, 2002

Tokyo, Japan                       Sales, consulting and customer support            January, 2002

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended April 30, 2001.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Shares

The Company's Common Shares are quoted on the NASDAQ National Market under the symbol "FORM", the Pacific Stock Exchange under the symbol "JTF", and on the Toronto Stock Exchange under the symbol "JFM". The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Shares as reported on the NASDAQ National Market and the Toronto Stock Exchange.

          NASDAQ National Market
                                                       High         Low

          Year Ended April 30, 2000
          First Quarter.......................        US$ 5.12     US$ 3.12
          Second Quarter......................            4.40         3.12
          Third Quarter.......................            7.56         3.43
          Fourth Quarter......................           12.31         5.12
          Year Ended April 30, 2001
          First Quarter.......................        US$ 6.50     US$ 4.25
          Second Quarter......................            6.13         3.06
          Third Quarter.......................            4.38         2.31
          Fourth Quarter......................            3.69         1.88


          Toronto Stock Exchange
                                                       High         Low

          Year Ended April 30, 2000
          First Quarter.......................       CAN$ 7.80    CAN$ 4.65
          Second Quarter......................            7.10         4.50
          Third Quarter.......................           11.55         5.00
          Fourth Quarter......................           18.90         7.00
          Year Ended April 30, 2001
          First Quarter.......................       CAN$ 9.15    CAN$ 6.55
          Second Quarter......................            9.00         4.65
          Third Quarter.......................            6.50         3.60
          Fourth Quarter......................            5.50         2.91

Holders

As of July 16, 2001, there were 424 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name". Based upon the number of annual reports and proxy statements requested by such nominees, management of the Company estimates that there are more than 16,500 beneficial holders of Common Shares.

Dividends

During the fiscal years ended April 30, 2001, 2000 and 1999, the Company did not declare or pay cash dividends on its Common Shares, and does not anticipate paying any dividends in the foreseeable future, but intends to retain future earnings for reinvestment to finance its business.

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

Item 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data as at and for each of the years in the five year period ended April 30, 2001, have been derived from the Company's audited Consolidated Financial Statements and Notes thereto, included in Item 8. "Financial Statements and Supplementary Data", and should be read in conjunction therewith.

    The Consolidated Financial Statements are prepared on the basis of U.S. GAAP and are expressed in Canadian dollars. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Year ended April 30,
                                   -----------------------------------------------------------------------------
                                     2001            2000               1999             1998             1997
                                   ---------      -----------      -----------      ------------     -----------
                                      (in thousands of Canadian dollars, except share and per share amounts)
Statement of Operations Data:
Revenues
Product............................$    61,038       $    52,583   $    66,662      $    74,781      $    54,935
Service............................     39,601            41,734        47,550           36,446           21,679
                                   -----------       -----------   -----------      -----------      -----------
                                       100,639            94,317       114,212          111,227           76,614
                                   -----------       -----------   -----------      -----------      -----------
Costs and expenses
Cost of product....................     15,911           12,053          9,164            7,539            4,677
Cost of service....................     12,270           12,373         19,058           15,259           10,805
Sales and marketing................     55,043           45,097         53,315           40,214           29,140
General and administrative.........     12,375           12,168         10,722            9,846            8,618
Research and development...........     17,535           15,423         15,384           10,620            7,422
Depreciation and amortization......     10,928           10,300         11,568           11,631            8,190
Gain on sale of assets (1).........         --           (1,813)            --               --               --
Restructuring (2)..................       (689)          (1,106)        30,503               --               --
Repurchase of Moore Options(3).....         --               --             --               --           47,084
In process research and
development(4).....................         --               --             --               --          106,962
                                   -----------       ----------    -----------      -----------      -----------
                                       123,373          104,495        149,714           95,109          222,898
                                   -----------       ----------    -----------      -----------      -----------
Operating income (loss)............    (22,734)         (10,178)       (35,502)          16,118         (146,284)
Investment and other income
(expense)..........................        794            3,163          3,815           (3,564)          (2,003)
                                   -----------       ----------    -----------      -----------      -----------
Income (loss) before taxes.........    (21,940)          (7,015)       (31,687)          12,554         (148,287)
Provision for (recovery of)
income taxes.......................      6,641            1,086         (2,552)           1,690              193
                                   -----------       ----------    -----------      -----------      -----------
Net income (loss)..................$   (28,581)      $   (8,101)   $   (29,135)     $    10,864      $  (148,480)
                                   ===========       ==========    ===========      ===========      ===========
Basic  income (loss) per
share
Net income (loss) per
share..............................     $(1.26)          $(0.41)        $(1.47)           $0.65          $(10.03)
Weighted average number of
shares............................. 22,616,021       19,915,893     19,826,057       16,622,835       14,796,852
Fully diluted income (loss) per
share
Net income (loss) per
share..............................     $(1.26)          $(0.41)        $(1.47)           $0.62          $(10.03)
Weighted average number of
shares............................. 22,616,021       19,915,893     19,826,057       17,615,595       14,796,852

                                                                   As at April 30,
                                      --------------------------------------------------------------------------
                                       2001          2000              1999             1998            1997
                                      -------     ------------     -----------      ------------     -----------
                                                         (in thousands of Canadian dollars)
Balance Sheet Data:
Cash and cash equivalents..........   $ 41,426    $ 42,092         $ 47,262         $ 91,604        $ 34,450
Accounts receivable................     28,488      21,416           29,274           31,347          24,276
Term accounts receivable...........      3,962       5,466           19,576           13,187          11,676
Working capital....................     48,171      33,568           43,744           70,370          30,409
Total assets.......................    114,676     121,336          156,705          216,567         142,988
Long term debt including current
maturities.........................     10,000      10,000           32,557           73,404         101,518
Shareholders' equity...............     70,562      76,302           84,930          112,149          16,089

--------

(1) On May 1, 1999 the Company sold all of the Common and Preferred shares of its multimedia subsidiary, Why Interactive, to a third party for total consideration of $6.4 million.

(2) On March 17, 1999 the Company announced a restructuring plan which included the write-down of certain capital assets, reductions in the number of employees, closure of certain facilities and other costs totaling $30.5 million. See Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K. During the year ended April 30, 2000 and 2001 the Company was successful in reducing its total expected liability under facilities leases and severance arrangements by $ 1.1 million and $689,000 respectively.

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

                                           Year ended April 30,
                  -------------------------------------------------------------------
                      2001          2000           1999           1998           1997
                  -----------   -----------    -----------    -----------    --------
High.......        US$  0.6771    US$  0.6969    US$  0.6882    US$  0.7317   US$  0.7513
Low........             0.6416         0.6607         0.6341         0.6832        0.7145
Average(1).             0.6619         0.6803         0.6601         0.7093        0.7329
Period End.             0.6508         0.6748         0.6863         0.6992        0.7157

(1) The average of the month-end exchange rates during such periods.


On June 20, 2001, the noon buying rate in New York City for cable transfers in Canadian dollars was US $1.00 - CAN $1.52 as certified for customs purposes by the Federal Reserve Bank of New York.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the years ended April 30, 2001, 2000 and 1999, in the financial condition and results of operations of the parent company ("JetForm") and its wholly-owned subsidiaries: JetForm Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan"), JetForm Netherlands BV ("JetForm Netherlands") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

Results of Operations

     The Company's revenues and operating results have varied from year to year. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 61% of total revenue for the year ended April 30, 2001.

     Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 39% of total revenue for the year ended April 30, 2001.

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provisions for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development application development services and provision for bad debts. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. General and administrative expenses include personnel and occupancy costs related to administrative personnel. Depreciation and amortization includes depreciation and amortization of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its capital assets. Any impairments in the carrying value are recognized at that time.

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:

                                                          Year ended April 30,
                              -----------------------------------------------------------------------------
                                       2001                       2000                       1999
                              -----------------------    ------------------------    ----------------------
                                                   (in thousands of Canadian dollars)
Product revenue....              $61,038        100%       $52,583          100%       $66,662        100%
Cost of product....               15,911         26%        12,053           23%         9,164         14%
                              -----------    --------    ----------    ----------    ----------   ---------
Product margin.....              $45,127         74%       $40,530           77%       $57,498         86%
                              ===========    ========    ==========    ==========    ==========   =========

Service revenue....              $39,601        100%       $41,734          100%       $47,550        100%
Cost of service....               12,270         31%        12,373           30%        19,058         40%
                              -----------    --------    ----------    ----------    ----------   ---------
Service margin.....              $27,331         69%       $29,361           70%       $28,492         60%
                              ===========    ========    ==========    ==========    ==========   =========

Total revenue......             $100,639        100%       $94,317          100%      $114,212        100%
Costs of product and service      28,181         28%        24,426           26%        28,222         25%
                              -----------    --------    ----------    ----------    ----------   ---------
Product and service margin       $72,458         72%       $69,891           74%       $85,990         75%
                              ===========    ========    ==========    ==========    ==========   =========

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                                                Year ended April 30,
                                                    ---------------------------------------------
                                                        2001            2000            1999
                                                    -------------    ------------    ------------
      REVENUES
        Product................................              61%             56%             58%
        Service................................              39%             44%             42%
                                                    -------------    ------------    ------------
                                                            100%            100%            100%
                                                    -------------    ------------    ------------
      COSTS AND EXPENSES
        Cost of product........................              16%             13%              8%
        Cost of service........................              12%             13%             17%
        Sales and marketing....................              55%             48%             47%
        General and administrative.............              12%             13%              9%
        Research and development...............              17%             16%             13%
        Depreciation and amortization..........              11%             11%             10%
        Restructuring..........................              -1%             -1%             27%
        Gain on sale of assets.................               --             -2%              --
                                                    -------------    ------------    ------------
                                                            123%            111%            131%
                                                    -------------    ------------    ------------
      OPERATING LOSS...........................             -23%            -11%            -31%
      Interest and other income (expense)......               1%              3%              3%
                                                    -------------    ------------    ------------
      LOSS BEFORE TAXES........................             -22%             -7%            -28%

      Provision for income taxes...............              -7%             -1%              2%
                                                    -------------    ------------    ------------
      NET LOSS.................................             -28%             -9%            -26%
                                                    =============    ============    ============

     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:

                                                Year ended April 30,                     Period to Period Increase
                                                                                                (Decrease)
                                       ----------------------------------------     ------------------------------------
                                         2001          2000           1999           2001 to 2000         1999 to 2000
                                       ----------    ----------    ------------     ---------------      ---------------
                                        (in thousands of Canadian dollars)
Product revenue by region
United States and Canada....            $ 31,183      $ 30,294        $ 42,286                  3%                 -28%
Europe......................              21,191        18,076          20,051                 17%                 -10%
Rest of World...............               8,664         4,213           4,325                106%                  -3%
                                       ----------    ----------    ------------
                                        $ 61,038      $ 52,583        $ 66,662                 16%                 -21%
                                       ==========    ==========    ============

Product revenue by channel in the
United States and Canada
Reseller and OEM............            $ 10,565      $ 17,555        $ 24,779                -40%                 -29%
Direct Sales................              20,618        12,739          17,507                 62%                 -27%
                                       ----------    ----------    ------------
                                        $ 31,183      $ 30,294        $ 42,286                  3%                 -28%
                                       ==========    ==========    ============


Year Ended April 30, 2001, Compared to the Year Ended April 30, 2000

Revenues

     Total Revenues: Total revenues increased 7% to $100.6 million for the year ended April 30, 2001, from $94.3 million for the year ended April 30, 2000. Total revenues consisted of 61% product revenue and 39% service revenue for the year ended April 30, 2001.

     Product Revenue: Product revenue increased 16% to $61.0 million for the year ended April 30, 2001, from $52.6 million for the year ended April 30, 2000. Product revenue derived from North America, Europe and Rest of World represented 51%, 35% and 14%, respectively, of product revenue for the year ended April 30, 2001, as compared to 58%, 34% and 8%, respectively, of product revenue for the year ended April 30, 2000.

     Product revenue derived from North America increased 3% to $31.2 million for the year ended April 30, 2001, from $30.3 million for the year ended April 30, 2000. Reseller and OEM sales, which represented 34% of North American product revenue, decreased 40% to $10.6 million for the year ended April 30, 2001, from $17.6 million for the year ended April 30, 2000. Product revenue from direct sales, which represented 66% of North American product revenue, increased 62% to $20.6 million for the year ended April 30, 2001, from $12.7 million for the year ended April 30, 2000 primarily due to the expansion in the direct sales force.

     Product revenue derived from Europe increased 17% to $21.2 million for the year ended April 30, 2001, from $18.1 million for the year ended April 30, 2000, due to increased license revenue from Germany, France and the United Kingdom.

     Product revenue derived from Rest of World increased 106% to $8.7 million for the year ended April 30, 2001, from $4.2 million for the year ended April 30, 2000, primarily due to increased reseller revenue from Japan and increased reseller revenue from Australia and Singapore.

     Service Revenue: Service revenue decreased 5% to $39.6 million for the year ended April 30, 2001, from $41.7 million for the year ended April 30, 2000. For the year ended April 30, 2001, maintenance and support revenue increased 17% to $28.0 million from $23.9 million for the year ended April 30, 2000. The Company's consulting revenue decreased 35% to $11.6 million for the year ended April 30, 2001, from $17.9 million for the year ended April 30, 2000. The decrease in consulting revenue occurred in North America. The decrease was due to the redeployment of service resources to pre-sales activities in the prior fiscal year, and lower sales of services as a result of re-staffing in the Company's North American sales force in the first two quarters of fiscal 2001.

Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $123.4 million for the year ended April 30, 2001, an increase of 18% from $104.5 million for the year ended April 30, 2000. Excluding the restructuring recovery of $700,000 in fiscal year 2001 and the gain on sale of asset and restructuring recovery of $2.9 million in fiscal year 2000, costs and expenses for the year ended April 30, 2001, increased by 4%.

     Cost of Product: Cost of product increased 32% to $15.9 million for the year ended April 30, 2001, from $12.1 million for the year ended April 30, 2000. These costs represent 26% and 23% of product revenue for the years ended April 30, 2001 and April 30, 2000, respectively. The increase is related to an increase in amortization of capitalized software costs, offset by a decrease in bad debt expense for the year. Total capitalized software costs charged to cost of product revenue increased 170% to $8.4 million for the year ended April 30, 2001, from $3.1 million for the year ended April 30, 2000. During the year ended April 30, 2001, other assets decreased as a result of amortization and the write down of the value of capitalized software costs. The write-down was attributable to management's realization that the life cycles of some of its products had come to an end. Total bad debt expense decreased 51% to $3.0 million for the year ended April 30, 2001, from $6.1 million for the year ended April 30, 2000. As a result of these changes, the product margin decreased to 74% for the year ended April 30, 2001, from 77% for the year ended April 30, 2000.

     Cost of Service: Cost of service decreased 1% to $12.3 million for the year ended April 30, 2001, from $12.4 million for the year ended April 30, 2000. The service margin decreased to 69% for the year ended April 30, 2001, from 70% for the year ended April 30, 2000. Included in cost of service is $1.0 million of bad debts for the year ended April 30, 2001.

     Costs of Product and Service: Costs of product and service increased 15% to $28.2 million for the year ended April 30, 2001, from $24.4 million for the year ended April 30, 2000. Product and service margin decreased to 72% for the year ended April 30, 2001, from 74% for the year ended April 30, 2000. Total bad debts decreased 34% to $4.0 million for the year ended April 30, 2001, from $6.1 million for the year ended April 30, 2000.

     Sales and Marketing: Sales and marketing expenses increased 22% to $55.0 million for the year ended April 30, 2001 from $45.1 million for the year ended April 30, 2000, as a result of the Company's increasing the size of its sales force from 55 sales representatives to 110. As a percentage of total revenues, sales and marketing increased to 55% for the year ended April 30, 2001, from 48% for the year ended April 30, 2000.

     General and Administrative: General and administrative expenses increased 2% to $12.4 million for the year ended April 30, 2001, from $12.2 million for the year ended April 30, 2000. As a percentage of total revenues, general and administrative expenses decreased to 12% for the year ended April 30, 2001, from 13% for the year ended April 30, 2000.

     Research and Development: Research and development expenses decreased 3% to $20.1 million for the year ended April 30, 2001, from $20.7 million for the year ended April 30, 2000, primarily due to lower investment tax credits recorded in the year and a reduction in the amount of capitalized software costs. During the year ended April 30, 2001, the Company capitalized approximately $2.6 million of software development costs as compared to $3.6 million for the year ended April 30, 2000. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in fiscal 2001 to the extent they were in fiscal 2000 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were lower. Research and development expense as a percentage of product revenue remained constant at 29% for the years ended April 30, 2001 and 2000. The Company expects that its capitalized software costs in the future will be lower than in the year ended April 30, 2001. Overall research and development spending decreased 3% to $20.1 million for the year ended April 30, 2001, from $20.7 million for the year ended April 30, 2000.

     Depreciation and Amortization: Depreciation and amortization increased 6% to $10.9 million for the year ended April 30, 2001, from $10.3 million for the year ended April 30, 2000, primarily as a result of the increase in fixed assets such as internally developed software, leasehold improvements, computer equipment and software purchased throughout the year.

     Restructuring: During the year ended April 30, 2001, the Company was successful in reducing its total expected liability under facilities leases and severance arrangements by approximately $689,000.

     Gain on Sale of Assets: During the year ended April 30, 2001, the Company did not dispose of any assets. During the year ended April 30, 2000, the Company sold all of the Common and Preferred shares of its multimedia subsidiary, Why Interactive, to a third party for $6.4 million in cash, debt and convertible debt. This resulted in a gain of $1.8 million. The Company has received all amounts owed from the third party.

     Operating Loss: Operating loss was $22.7 million for the year ended April 30, 2001, compared to $10.2 million for the year ended April 30, 2000. The increase in operating loss is primarily a result of the increased amortization and write-offs of capitalized software costs.

     Investment and Other Income (Expense): Investment and other income was approximately $794,000 for the year ended April 30, 2001, compared to $3.2 million for the year ended April 30, 2000. During the year ended April 30, 2000 the Company recorded a gain of $1.5 million on the sale of a security. No such transaction took place during the year ended April 30, 2001.

     Provision for Income Taxes: The Company recorded a provision for current income taxes of $1.0 million and a provision for deferred income taxes of $5.6 million which was a result of an increase in the valuation allowance for the deferred tax assets during the year ended April 30, 2001, compared to a provision for current income taxes of $1.1 million and a provision for deferred income taxes of nil for the year ended April 30, 2000.

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

     Service Revenue: Service revenue decreased 12% to $41.7 million for the year ended April 30, 2000, from $47.6 million for the year ended April 30, 1999. For the year ended April 30, 2000, maintenance and support revenue increased 9% to $23.9 million from $21.8 million for the year ended April 30, 1999. The Company's consulting revenue decreased 30% to $17.9 million for the year ended April 30, 2000, from $25.6 million for the year ended April 30, 1999. For the year ended April 30, 1999, consulting revenue included $4.0 million from a former subsidiary of the Company, Why Interactive, which was sold in May 1999. Excluding revenue from Why Interactive, consulting revenue decreased 17%, primarily due to the general decrease in product sales and resulting consulting engagements.

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

Liquidity and Capital Resources

     As at April 30, 2001, and April 30, 2000, the Company had $41.4 million and $42.1 million of cash and cash equivalents respectively. During the year ended April 30, 2001, the Company's cash and cash equivalents decreased by approximately $666,000 primarily due to the purchase of fixed and other assets, an increase in accounts receivable and a decrease in accounts payable offset by the proceeds received from the issuance of Common Shares.

Operations

     The Company increased its investment in the non-cash operating components of working capital during the year ended April 30, 2001, by approximately $8.4 million, primarily due to an increase in accounts receivable and a decrease in accounts payable offset by an increase in accrued liabilities.

     The Company purchased approximately $5.2 million of fixed assets in the year ended April 30, 2001 including computer hardware, office equipment, furniture and leasehold improvements. During the year ended April 30, 2001, the Company invested $9.1 million in other assets related primarily to purchased software and capitalized software costs of $2.6 million.

     During the year ended April 30, 2001, the Company generated cash of approximately $23.7 million relating to the Company's share offering, stock purchase plan, and the exercise of stock options by employees and others.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable increased $5.6 million to $32.5 million at April 30, 2001 from $26.9 million at April 30, 2000, primarily due to the increase in revenue offset by the Company's continued focus on collections. Accounts receivable excluding term accounts receivable increased to $28.5 million at April 30, 2001, from $21.4 million at April 30, 2000. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $1.5 million to $4.0 million for the year ended April 30, 2001, from $5.5 million on April 30, 2000 due to a reduction in the Company's practice of granting extended payment terms.

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

     Payments under Irrevocable Commitment Licenses are generally received from the customer on the earlier of (i) installation of the Company's products by the customer or delivery to its customers or end users and (ii) specified minimum payment dates in the license agreement. Amounts by which revenues recorded exceed payments received are recorded as accounts receivable. Payments that are expected beyond the Company's customary trade terms are recorded as term accounts receivable. Total license fees over the term of the Irrevocable Commitment License may be greater than the minimum commitment initially recorded as revenue. Revenues from installations or sales of the Company's products, in excess of the minimum commitment are recorded by the Company as and when they are reported by the customer.

Acquisitions

     During the year ended April 30, 2001 the Company acquired certain assets and liabilities of Joey Technologies Inc. ("Joey") and Pummill Business Forms Inc. ("Pummill"). The purchase price for Joey was $1.2 million paid through the issuance of 100,000 common shares, and the forgiveness and assumption of debt. The purchase price of the Pummill assets was $272,000 and was satisfied in cash and by the issuance of a note payable which was paid by April 30, 2001.

Restructuring

     On March 17, 1999, the Corporation announced a restructuring plan and recorded a provision for restructuring costs of $30.5 million directed at reducing costs. The key restructuring actions included:

     o  Consolidation of management responsibilities and reduction in headcount;

     o  Closure of redundant facilities;

     o Reduction in the carrying value of certain capital assets primarily related to past acquisitions; and

     o  Cancellation of certain commitments and other costs.

     The following table summarizes the activity in the restructuring costs during the years ended April 30, 1999, April 30, 2000 and April 30, 2001:


                                            Employee                               Total      Non Cash       Total
                                           Termination    Facilities    Other      Costs        Costs      Provision
                                          -------------- ----------- ---------- ----------- ------------ ------------

Restructuring provision............             $5,252     $ 2,914      $ 726      $8,892      $21,611     $ 30,503
Cash payments......................             (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items.....................                 --          --         --          --      (21,611)     (21,611)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 1999............             $ 4,077      $2,878       $519      $7,474        $ --       $ 7,474
Cash payments......................              (2,921)     (1,092)      (124)     (4,137)         --        (4,137)
Reductions.........................                (566)       (540)        --      (1,106)         --        (1,106)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000                           $ 590      $1,246       $395      $2,231        $ --       $ 2,231
Cash payments......................                (468)       (236)      (121)       (825)         --          (825)
Reductions.........................                (122)       (567)        --        (689)         --          (689)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001............             $              $443       $274        $717        $ --         $ 717
                                          ============== =========== ========== =========== ============ ============

Long-term balance..................             $    --      $  394       $ 52        $446        $ --         $ 446
                                          ============== =========== ========== =========== ============ ============

     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company was contractually obligated to pay. All employees were terminated on or before April 30, 1999. During the year ended April 30, 2001, the Company's liability for bonuses and other compensation to terminated employees was reduced by $122,000.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the year ended April 30, 2001, the Company's liability for vacant facilities was reduced by $567,000 through the successful negotiation of a sub lease agreement for the Company's United Kingdom facility. The Company's long-term balance relates to the United Kingdom facility which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

Financial Instruments and Credit Facility

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at April 30, 2001, and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.6 million and US$9.7 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse. During the years ended April 30, 2001 and April 30, 2000, the Company sold US$1.9 and US$7.4 million of its Accounts Receivable, respectively.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at April 30, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until July 17, 2001, at 4.68%. The Company had no borrowings against its revolving line of credit as at April 30, 2001. The Company has granted, as collateral for the $20 million credit facility, a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

     JetForm uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. As at April 30, 2001, the Company had no outstanding foreign exchange financial instruments.


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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A and in June 2000 by SAB 101B. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on its results of operations or financial position.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which is during the Company's fourth quarter of fiscal 2001. The adoption of SFAS 140 did not have a material impact on its results of operations or financial position.

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

     The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended April 30, 2001 would have been less than $100,000.

Foreign Currency Risk

     The Company has net monetary asset and liability balances in foreign currencies other than the Canadian Dollar, including the U.S. Dollar ("US$"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swedish Krona ("SEK"), the German Mark ("DEM"), the French Franc ("FRF"), the Irish Punt ("IEP"), the Euro ("EUR"), and the Japanese Yen ("JPY").


     The Company's cash and cash equivalents are primarily held in Canadian and U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar will have an impact on the Company's reported cash position. As at April 30, 2001, a 10% adverse change in foreign exchange rates would not have had a material impact on the Company's reported cash and cash equivalents balance.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
         Management's Statement of Responsibility                      32
         Auditors' Report                                              33
         Consolidated Balance Sheets                                   34
         Consolidated Statements of Operations                         35
         Consolidated Statements of Comprehensive Income               36
         Consolidated Statements of Shareholders' Equity               37
         Consolidated Statements of Cash Flows                         38
         Notes to Consolidated Financial Statements                    40

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


/s/ A. Kevin Francis                      /s/ Jeffrey McMullen
----------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------

A. Kevin Francis                          Jeffrey McMullen
President and Chief Executive Officer     Senior Vice President Finance and
                                          Chief Financial Officer

                    [LETTERHEAD OF PRICEWATERHOUSE COOPERS]


                                                     PricewaterhouseCoopers LLP
                                                     Chartered Accountants
                                                     99 Bank Street
                                                     Suite 800
                                                     Ottawa Ontario
                                                     Canada K1P 1E4
                                                     Telephone +1 (613) 237 3702
                                                     Facsimile +1 (613) 237 3963


AUDITORS' REPORT

TO THE SHAREHOLDERS OF JETFORM CORPORATION

We have audited the consolidated balance sheets of JetForm Corporation as of April 30, 2001 and 2000 and the consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years ended April 30, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended April 30, 2001, 2000 and 1999 in accordance with accounting principles generally accepted in the United States.

On June 19, 2001, we reported separately to the shareholders of JetForm Corporation on the consolidated financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.



/s/PricewaterhouseCoopersLLP

Chartered Accountants
Ottawa, Canada
June 19, 2001


PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

                               JETFORM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            (in thousands of Canadian dollars, except share amounts)

                                                               April 30,            April 30,
                                                                 2001                 2000
                                                             --------------        ------------
                                            ASSETS
Current assets
  Cash and cash equivalents..............................          $41,426             $42,092
  Accounts receivable (Note 2)...........................           28,488              21,416
  Term accounts receivable (Note 2)......................            3,962               5,224
  Unbilled receivables...................................            2,399               4,492
  Inventory..............................................              869               1,084
  Prepaid expenses ......................................            3,684               2,956
                                                              -------------        ------------
                                                                    80,828              77,264
  Term accounts receivable (Note 2)......................                -                 242
  Deferred income tax assets (Note 9) ...................                -               5,604
  Fixed assets (Note 3)..................................           12,722              12,524
  Other assets (Note 4)..................................           21,126              25,702
                                                              -------------        ------------
                                                                 $ 114,676           $ 121,336
                                                              =============        ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable.......................................           $4,039              $7,423
  Accrued liabilities (Note 15)..........................           11,911              10,685
  Unearned revenue.......................................           15,788              15,588
  Term loan (Note 6).....................................                -              10,000
  Obligations under capital lease (Note 14)..............              919                   -
                                                             --------------        ------------
                                                                    32,657              43,696
  Accrued liabilities (Note 15)..........................              446               1,338
  Term loan (Note 6).....................................           10,000                   -
  Obligations under capital lease (Note 14)..............            1,011                   -
                                                             --------------        ------------
                                                                    44,114              45,034
                                                             --------------        ------------
Commitments (Note 10)....................................

Shareholders' equity
  Capital stock (Issued and outstanding-- 24,831,527
  Common Shares at April 30, 2001; 19,592,314
  Common  Shares, 450,448 Preference Shares at April  30,
  2000) (Note 7) ........................................         272,587             248,210
  Cumulative translation adjustment......................          (4,206)             (2,670)
  Deficit................................................        (197,819)           (169,238)
                                                             --------------        ------------
                                                                    70,562              76,302
                                                             --------------        ------------
                                                                  $114,676            $121,336
                                                             ==============        ============

  (the accompanying notes are an integral part of these consolidated financial statements)

Signed on behalf of the Board:

/s/ A. Kevin Francis                         /s/ Abraham Ostrovsky
------------------------------------         ----------------------------------
------------------------------------         ----------------------------------
A. Kevin Francis                             Abraham Ostrovsky
President and Chief Executive Officer        Chairman, Board of Directors

                               JETFORM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (in thousands of Canadian dollars except share and per share amounts)


                                                                        Year ended April 30,
                                                           ------------------------------------------------
                                                               2001              2000             1999
                                                           -------------     -------------    -------------
       Revenues
         Product................................               $ 61,038          $ 52,583         $ 66,662
         Service................................                 39,601            41,734           47,550
                                                           -------------     -------------    -------------
                                                                100,639            94,317          114,212
                                                           -------------     -------------    -------------
       Costs and expenses
         Cost of product........................                 15,911            12,053            9,164
         Cost of service........................                 12,270            12,373           19,058
         Sales and marketing....................                 55,043            45,097           53,315
         General and administrative.............                 12,375            12,168           10,722
         Research and development (Note 5)......                 17,535            15,423           15,384
         Depreciation and amortization..........                 10,928            10,300           11,568
         Restructuring (Note 15)................                  (689)           (1,106)           30,503
         Gain on sale of assets.................                     --           (1,813)               --
                                                           -------------     -------------    -------------
                                                                123,373           104,495          149,714
                                                           -------------     -------------    -------------
       Operating loss                                          (22,734)          (10,178)         (35,502)
         Net investment income (Note 12)........                    834             2,868            3,826
         Other income (expense).................                   (40)               295             (11)
                                                           -------------     -------------    -------------
       Loss before taxes                                       (21,940)           (7,015)         (31,687)

       Income tax
         Current (Note 9)........................                (1,037)           (1,086)          (2,073)
         Deferred (Note 9).......................                (5,604)                --            4,625
                                                           -------------     -------------    -------------
       Net loss                                              $ (28,581)         $ (8,101)       $ (29,135)
                                                           =============     =============    =============
       Basic loss per share (Note 8)
       Net loss per share.......................               $ (1.26)          $ (0.41)         $ (1.47)
       Weighted average number of shares........             22,616,021        19,915,893       19,826,057
       Fully diluted loss per share (Note 8)
       Net loss per share.......................               $ (1.26)          $ (0.41)         $ (1.47)
       Weighted average number of shares........             22,616,021        19,915,893       19,826,057


                (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (in thousands of Canadian dollars)


                                                                         Year ended April 30,
                                                           -------------------------------------------------

                                                               2001              2000             1999
                                                           -------------     -------------    --------------

       Net loss.....................................          $(28,581)          $(8,101)         $(29,135)
       Other comprehensive loss (net of tax of nil).
          Cumulative translation adjustment                     (1,536)           (1,618)           (1,052)
                                                           -------------     -------------    --------------
       Comprehensive loss...........................          $(30,117)          $(9,719)         $(30,187)
                                                           =============     =============    ==============


                  (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (in thousands of Canadian dollars except share amounts)


                                               Number issued and outstanding
                                      ------------------------------------------
                                        Common          Special       Preference
                                        Stock          Warrants         Stock
                                      --------------   -------------- ----------

Balance as at April 30, 1998             17,028,141        2,200,000    450,448
Issuance of Common Shares:
  Pursuant to acquisitions..........          6,918               --         --
  Share purchase plan...............         20,768               --         --
  Exercise of stock options.........        165,601               --         --
  Conversions of Special Warrants         2,200,000       (2,200,000)        --
Cumulative translation
   adjustment.......................             --               --         --
Net loss for the year...............             --               --         --
                                      --------------  -------------- ----------
x

Balance as at April 30, 1999             19,421,428               --    450,448
Issuance of Common Shares:
  Pursuant to acquisitions..........          6,918               --         --
  Share purchase plan...............         49,141               --         --
  Exercise of stock options.........        114,827               --         --
Cumulative translation
   adjustment.......................             --               --         --
Net loss for the year...............             --               --         --
                                       -------------   -------------- ----------

Balance as at April 30, 2000             19,592,314               --    450,448

Issuance of Common Shares:
  Public offering...................      4,600,000               --         --
  Conversions.......................        450,448               --  (450,448)
  Pursuant to acquisitions..........        106,915               --         --
  Share purchase plan...............         67,520               --         --
  Exercise of stock options.........         14,330               --         --
  Shareholder loan (Note 7)......                --
Cumulative translation
   adjustment.......................             --               --         --

Net loss for the year...............             --               --         --
                                    ----------------   -------------- ----------

Balance as at April 30, 2001             24,831,527               --         --
                                    ================   ============== ==========

                                                                               Stated Value
                                        ------------------------------------------------------------------------------------------
                                                                                Total     Cumulative     Deficit          Total
                                           Common       Special  Preference    Capital    Translation                  Shareholders'
                                           Stock        Warrants   Stock        Stock     Adjustment                     Equity
                                        ------------  ----------- ---------  ----------  -----------  --------------  -----------

Balance as at April 30, 1998              $ 175,562     $ 63,650   $ 4,939   $ 244,151           --     $ (132,002)     $112,149
Issuance of Common Shares:
  Pursuant to acquisitions..........            242           --        --         242           --              --          242
  Share purchase plan...............            375           --        --         375           --              --          375
  Exercise of stock options.........          2,259           --        --       2,259           --              --        2,259
  Conversions of Special Warrants            63,742     (63,650)        --          92           --              --           92
Cumulative translation
   adjustment.......................             --           --        --          --      (1,052)              --      (1,052)
Net loss for the year...............             --           --        --          --           --        (29,135)     (29,135)
                                        ------------  ----------- ---------  ----------  ---------------------------  -----------


Balance as at April 30, 1999                242,180           --     4,939     247,119      (1,052)       (161,137)       84,930
Issuance of Common Shares:
  Pursuant to acquisitions..........             44           --        --          44           --              --           44
  Share purchase plan...............            282           --        --         282           --              --          282
  Exercise of stock options.........            765           --        --         765           --              --          765
Cumulative translation
   adjustment.......................             --           --        --          --      (1,618)              --      (1,618)
Net loss for the year...............             --           --        --          --           --         (8,101)      (8,101)
                                        ------------  ----------- ---------  ----------  -----------  --------------  -----------

Balance as at April 30, 2000                243,271           --     4,939     248,210      (2,670)       (169,238)       76,302

Issuance of Common Shares:
  Public offering...................         23,513           --        --      23,513           --              --       23,513
  Conversions.......................          4,939           --   (4,939)          --           --              --           --
  Pursuant to acquisitions..........            591           --        --         591           --              --          591
  Share purchase plan...............            346           --        --         346           --              --          346
  Exercise of stock options.........             81           --        --          81           --              --           81
  Shareholder loan (Note 7)........            (154)                              (154)                                     (154)
Cumulative translation
   adjustment.......................             --           --        --          --       (1,536)             --       (1,536)

Net loss for the year...............             --           --        --          --           --        (28,581)      (28,581)
                                        ------------  ----------- ---------  ----------  -----------  --------------  -----------

Balance as at April 30, 2001              $ 272,587           --        --   $ 272,587    $ (4,206)     $ (197,819)     $ 70,562
                                        ============  =========== =========  ==========  ===========  ==============  ===========

             (the accompanying notes are an integral part of these
                       consolidated financial statements)

                               JETFORM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Canadian dollars)


                                                                     Year ended April 30,
                                                    -----------------------------------------------------
                                                          2001                2000                1999
                                                    --------------     ---------------          ---------

Cash provided from (used in):
Operating activities
Net loss................................               $(28,581)            $(8,101)            $(29,135)
Items not involving cash:
  Depreciation and amortization.........                  22,238             13,941               14,838
  Deferred income taxes.................                   5,604                 --               (4,615)
  Other non-cash items..................                     742               (246)              (3,368)
  Gain on sale of assets................                      --             (1,813)                  --
  Gain on sale of securities............                      --             (1,497)                  --
  Restructuring (Note 15) ..............                    (689)            (1,106)               21,611
Net change in operating components
  of working capital (Note 11)..........                  (8,387)            17,083                8,055
                                                      -----------      -------------            ----------
                                                          (9,073)            18,261                7,386
                                                      -----------      -------------            ----------
Investing activities
Proceeds from sale of assets.............                     --              5,000                   --
Proceeds from sale of securities.........                     --              2,854                   --
Purchase of fixed assets.................                 (5,151)            (3,012)              (7,233)
Purchases of other assets................                 (9,065)            (5,752)              (7,219)
Acquisition of business (Note 16) .......                   (272)                --                   --
                                                      -----------      -------------            ----------
                                                         (14,488)               (910)             (14,452)
                                                      -----------      -------------            ----------
Financing activities
Proceeds from issuance of shares......                    23,707               1,091                2,968
Issuance of debt..........................                    --                  --                9,998
Capital lease repayments................                     (51)                 --                  --
Repayment of debt......................                     (397)            (22,560)             (50,845)
                                                      -----------      -------------            ----------
                                                           23,259            (21,469)             (37,879)
                                                      -----------      -------------            ----------

Effect of exchange rate changes on cash                     (364)             (1,052)                 603
                                                      -----------      -------------            ----------

Decrease in cash and cash
  equivalents...........................                    (666)             (5,170)             (44,342)
Cash and cash equivalents, beginning
  of year...............................                  42,092              47,262               91,604
                                                      -----------      -------------            ----------
Cash and cash equivalents, end of
  year..................................                 $41,426             $42,092              $47,262
                                                      ===========      =============            ===========

             (the accompanying notes are an integral part of these
                       consolidated financial statements)

                               JETFORM CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (in thousands of Canadian dollars)


Supplemental disclosures of cash flow information:

                                                                         Year ended April 30,
                                                          ---------------------------------------------------
                                                                 2001               2000                1999
                                                          ------------      -------------       -------------
     Cash paid during the year for:
         Interest..................................            $1,714             $2,191             $ 2,190
         Income taxes..............................               992                988                 935
                                                          ------------      -------------       -------------

                                                                2,706              3,179               3,125
                                                          ------------      -------------       -------------


     Non cash investing and financing activities:
         Capital lease obligation incurred: (Note 14)          $1,981                 --                  --

     Non cash investing activities as a result of
     acquisitions: (Note 16)
         Fair value of assets acquired.............            $1,346                 --                  --
         Cash paid for acquisitions................               272                 --                  --
         Equity issued for acquisitions............               555                 --                  --

           Liabilities assumed.....................             $ 682               $ --                $ --

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of presentation

          These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of JetForm Corporation ("JetForm") and its wholly-owned subsidiaries:
JetForm Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("JetForm Pacific"), JetForm Scandinavia AB ("JetForm Nordic"), JetForm France SA ("JetForm France"), JetForm UK Limited ("JetForm UK"), JetForm Deutschland GmbH ("JetForm Germany"), JetForm Technologies Limited ("JetForm Ireland"), JetForm Japan K.K. ("JetForm Japan"), JetForm Netherlands BV ("JetForm Netherlands") and JetForm PTE Ltd ("JetForm Singapore"). JetForm and its wholly-owned subsidiaries are collectively referred to herein as the "Company". Investments in businesses that the Company does not control, but over which it can exert significant influence, are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

  (b) Nature of operations

     The Company develops Web based software solutions that extend and accelerate core business processes. The Company's process integration, document presentment and data caputure technologies provide organizations with the capability to adopt e-business models. These solutions are complemented by the Company's professional services team, which facilitates product implementation, and its customer services team, which provides ongoing training and support.

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

  (d) Revenue recognition

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), SOP 98-9, "Modification of 97-2, Software Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission (SEC).

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

  (e) Advertising costs

     Advertising costs are expensed as incurred. Advertising expense was $1.2 million for the year ended April 30, 2001, $2.3 million for the year ended April 30, 2000 and $1.5 million for the year ended April 30, 1999.

  (f) Income Taxes

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

  (g) Investment tax credits

     Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is more likely than not, and are applied to reduce research and development expense in the year.

  (h) Fixed assets

     Fixed  assets are  recorded at cost.

     Depreciation is calculated using the following rates and bases:

     Computer equipment.............  30% declining balance and straight line over 2 to 4 years
     Furniture and fixtures.........  20% declining balance
     Leasehold improvements.........  Straight-line over the term of the lease

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

  (i) Goodwill and other intangibles

     Goodwill, which represents the purchase price paid for an acquired business in excess of the fair values assigned to identifiable assets, is amortized on a straight-line basis over its expected useful life. In general, goodwill has been expected to have a useful life of three to seven years.

     Computer software purchased by the Company is recorded as other assets when acquired. Costs for internal use software that are incurred in the preliminary project stage and in the post implementation/operation stage are expensed as incurred. Costs incurred during the application development stage, including appropriate website development costs, are capitalized and amortized over the estimated useful life of the software.

    Amortization is calculated using the following rates and bases.

       Delrina technology........................        Straight-line over 3 to 5 years
       Software..................................        30% declining balance
       Software licenses and purchased rights to
         improve, market and/or distribute
         products................................        Straight-line over the lesser of the lives
                                                         of the license or right and 15 years
       Trademarks, trade names, workforce and other
       assets....................................        Straight-line or declining balance over
                                                         the useful lives of the assets which range
                                                         from 3 to 15 years

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


  (j) Capitalized software costs

     Costs related to the development of proprietary software are expensed as incurred unless the costs relate to technically feasible and complete products and can reasonably be regarded as assured of recovery through future revenues in which case the costs are deferred and amortized. Annual amortization is computed using the greater of (i) the ratio of the product's current gross revenues to the total of current and expected gross revenues or (ii) the straight-line method computed by dividing the remaining un-amortized capitalized cost by the estimated remaining economic life of the product, not to exceed three years.

  (k) Foreign currency translation and foreign currency transactions

     The financial statements of the parent company and its subsidiaries have been translated into Canadian dollars in accordance with Statement of Financial Accounting Standards("SFAS") No. 52, "Foreign Currency Translation". The Company's subsidiaries use their local currency as their functional currency. All balance sheet amounts with the exception of Shareholders' Equity have been translated using the exchange rates in effect at year-end. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of foreign currency statements into the Canadian dollar are reported in comprehensive income and as a separate component of Shareholders' Equity.

     Gains or losses on foreign currency transactions are recognized in income when incurred.

(l) Cash equivalents

     Cash equivalents are defined as liquid investments, which have a term to maturity at the time of purchase of less than ninety days.

(m) Stock based compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and to present the pro forma information that is required by SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").

2.  ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.9 million at April 30, 2001, and $2.4 million at April 30, 2000.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company uses a discount rate equal to its net cost of borrowing at the time the revenue is recorded, which ranged between 4.5% and 6.5% for the years ended April 30, 2000 and 2001. Under an irrevocable commitment to purchase product, the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

     The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). The net amount of these receivables at April 30, 2001, and April 30, 2000 was $4.0 million and $5.5 million, respectively. Total Term Accounts Receivable with Minimum Payment Dates exceeding one year were nil and $242,000 as at April 30, 2001 and April 30, 2000 respectively.

     The Company's customer base consists of large numbers of diverse customers dispersed across many industries and geographies. As a result, concentration of credit risk with respect to accounts receivable and term accounts receivable is not significant.


3.  FIXED ASSETS

                                                      April 30, 2001
                                 -----------------------------------------------------

                                                     Accumulated           Net book
                                     Cost            depreciation           value
                                 -------------    -----------------    ---------------
                                             (in thousands of Canadian dollars)
    Computer equipment......          $20,013              $13,999             $6,014
    Furniture and fixtures..            9,152                5,424              3,728
    Leasehold improvements..            4,974                1,994              2,980
                                 -------------    -----------------    ---------------
                                      $34,139              $21,417            $12,722
                                 =============    =================    ===============

                                                       April 30, 2000
                                 -----------------------------------------------------

                                                    Accumulated            Net book
                                 Cost               depreciation            value
                                 -------------    -----------------    ---------------
                                          (in thousands of Canadian dollars)
    Computer equipment......          $16,407              $10,852             $5,555
    Furniture and fixtures..            8,600                4,258              4,342
    Leasehold improvements..            4,053                1,426              2,627
                                 -------------    -----------------    ---------------
                                      $29,060              $16,536            $12,524
                                 =============    =================    ===============

4.  OTHER ASSETS

                                                             April 30, 2001
                                           ----------------------------------------------------
                                                                 Accumulated         Net book
                                                Cost            amortization          value
                                            -------------      --------------   ---------------
                                                   (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade names and workforce.............    $16,081             $11,146              $4,935
   Software................................     16,955               8,105               8,850
   Goodwill................................      2,203               1,319                 884
   Licenses, marketing and distribution
     rights................................      6,792               3,375               3,417
   Capitalized software costs..............     17,294              16,331                 963
   Other assets............................      6,234               4,157               2,077
                                           -------------      --------------     ---------------
                                               $65,559             $44,433             $21,126
                                           =============      ==============     ===============


                                                             April 30, 2000
                                          -----------------------------------------------------
                                                              Accumulated          Net book
                                              Cost            amortization           value
                                          -------------      --------------     ---------------
                                                      (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade  names and workforce..........      $16,081              $9,425              $6,656
   Software..............................        9,896               5,864               4,032
   Goodwill..............................        1,216                 512                 704
   Licenses, marketing and distribution
     rights...............................       6,857               2,632               4,225
   Capitalized software costs.............      14,724               7,905               6,819
   Other assets...........................       5,618               2,352               3,266
                                          -------------      --------------     ---------------
                                               $54,392             $28,690             $25,702
                                          =============      ==============     ===============


5.  RESEARCH AND DEVELOPMENT EXPENSE

    The following table provides a summary of development costs deferred and the related amortization and write down charged to cost of product in the years ended April 30, 2001, 2000 and 1999.


                                                                        Year ended April 30,
                                                         ---------------------------------------------------
                                                             2001               2000                1999
                                                         -------------      --------------     -------------
                                                                 (in thousands of Canadian dollars)

  Research and development costs........                     $ 20,105           $ 20,713          $ 20,559
  Investment tax credits................                           --             (1,690)           (1,575)
  Capitalized software costs............                      (2,570)             (3,600)           (3,600)
                                                         -------------      --------------     -------------
  Net research and development expense..                     $ 17,535            $ 15,423          $ 15,384
                                                         =============      ==============     =============

  Amortization and write-down of development costs
  charged to cost of product                                   $8,426              $3,121            $2,636
                                                         =============      ==============     =============


6.  FINANCIAL INSTRUMENTS AND CREDIT FACILITIES


     For certain of the Company's financial instruments, including accounts receivable, unbilled receivables, accounts payable, and short term accrued liabilities, the carrying amount approximates the fair value due to their short maturities. The carrying amount of term accounts receivable, after applying an appropriate discount rate, approximates their fair value. Cash and cash equivalents, term loan, and long term accrued liabilities are carried at cost, which approximates their fair value.

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at April 30, 2001, and April 30, 2000, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.6 million and US$9.7 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse. During the years ended April 30, 2001 and April 30, 2000, the Company sold US$1.9 and US$7.4 million of its Accounts Receivable, respectively.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on May 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Canadian Bank from time to time. As at April 30, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until July 17, 2001, at 4.68%. The effective rate of interest on this term loan facility for the years ended April 30, 2001, 2000 and 1999, was approximately 5.35%, 6.51% and 6.24% respectively. The Company had no borrowings against its revolving line of credit as at April 30, 2001. The Company has granted as collateral for the $20 million credit facility a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     JetForm uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. As at April 30, 2001, the Company had no outstanding foreign exchange financial instruments.

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

    Issuance of Common Shares

     During the year ended April 30, 2001, the Company issued 4,600,000 Common Shares at a price of $5.60 per Share. The net proceeds from the offering after deducting underwriting discounts, fees and expenses were $23.5 million. In connection with the offering, the Company also issued options to purchase 230,000 Common Shares to the underwriters at a price of $5.60 per share. The fair value of these options is approximately $430,000. The Company also issued 100,000 common shares having a stated value of $555,000 pursuant to the purchase of certain assets of Joey Technologies Inc. Proceeds from the employee stock purchase plan were approximately $346,000.

    Conversion of Preference Shares

     During the year ended April 30, 2001, all of the outstanding Preference Shares (450,448) were converted into an equal number of Common Shares in accordance with the terms of the Preference Shares.

     Stock option plans

     On March 4, 1993, the Company adopted the 1993 Employee Stock Option Plan (the "1993 Plan"). The 1993 Plan is administered by the Compensation Committee of the Board of Directors and options are not granted at less than the fair market value of the Common Shares on the date of grant. Options outstanding under the 1993 Plan remain in effect pursuant to their terms. Options granted under the 1993 Plan generally have a term of five years and vest at the rate of one-third of the shares covered on each of the first three anniversary dates of the date of grant. Options granted under the 1993 Plan are not transferable and are exercisable only by the optionee during the optionee's lifetime.

     The Company established the 1995 Stock Option Plan ("1995 Plan") on June 28, 1995, to replace the 1993 Plan. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant to all eligible full-time employees, directors, officers and others of options to purchase Common Shares at a price based upon the last trading price of the Common Shares on the NASDAQ National Market on the trading day immediately preceding the date of grant. Pursuant to the 1995 Plan, the aggregate number of Common Shares available to be issued is 5,175,763, of which 759,000 are still available for grant as at April 30, 2001. Options granted under the 1995 Plan have a term of four, five or seven years and vest ratably during the first three years following grant. Options also vest automatically on a change in control of the Company. Options granted are non-transferable.

     Special Warrants

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

    Employee stock purchase plan

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




Indebtedness of Directors and Officers

     During the year ended April 30, 2001, the Company issued an US$110,000 loan to the Chief Executive Officer as part of his employment agreement to purchase JetForm shares. The shares have been pledged as collateral for the loan. The loan is forgiveable after three years of service to the Corporation.

    Stock option and warrant activity

    The following table presents the number of options and warrants outstanding and exercisable, and the weighted average exercise price:


                                                                                                      Weighted
                                                                                                      average
                                                                          Other                       exercise
                                                                          options                       price
                                                        Underwriters'      and                          in U.S.
                           1995 Plan   1993 Plan          options        warrants          Total       dollars
                           ---------   ---------      ------------      -----------     ----------    ---------

Number of outstanding
  options and warrants

Balance at April 30, 1998  2,976,141    407,133                --          161,216      3,544,490      $ 13.95
Grants...........          1,037,960     63,550                --               --      1,101,510         4.50
Cancellations and
 Forfeitures.....           (360,813)  (175,059)               --               --       (535,872)       12.49
Exercises........           ( 47,485)   (98,116)               --          (20,000)      (165,601)        9.38
                           ---------   ---------      ------------      ----------     ----------

Balance at April 30, 1999  3,605,803    197,508                --          141,216      3,944,527        11.71
Grants...........            775,112         --                --               --        775,112         6.00
Cancellations and
 Forfeitures.....           (725,759)   (99,259)               --               --       (825,018)       12.60
Exercises........           ( 38,910)   (75,917)               --               --       (114,827)        4.71
                           ---------  ---------      ------------      -----------     ----------

Balance at April 30, 2000  3,616,246     22,332                --          141,216      3,779,794        10.63
Grants...........          1,295,468         --           230,000               --      1,525,468         3.82
Cancellations and
 Forfeitures.....           (647,852)   (22,332)               --         (116,216)      (786,400)       11.86
 Exercises.......            (14,330)        --                --               --        (14,330)        3.81
                           ---------   ---------      ------------      -----------     ----------    ---------

Balance at April 30, 2001  4,249,532         --           230,000           25,000      4,504,532         8.13
                           =========   =========      ============      ===========     ==========


Weighted average
exercise
  price at  April 30,
1999,
  in U.S. dollars.....        $11.78      $ 6.93               N/A           $15.98         $11.71
                           =========   =========      ============      ===========     ==========

Weighted average
exercise
  price at  April 30,
2000,
  in U.S. dollars.....        $10.39     $ 13.15               N/A           $15.98         $10.63
                           =========   =========      ============      ===========     ==========

Weighted average
exercise
  price at  April 30,
2001,
  in U.S. dollars....         $ 8.31         N/A            $ 3.64           $15.98          $8.11
                           =========   =========      ============      ===========     ==========


Number of exercisable
  options and warrants
  April 30, 1999.....       1,397,776    180,759                --           25,000      1,719,751        14.44

  April 30, 2000.....       1,958,369     22,332                --           25,000      2,121,917        13.52

  April 30, 2001.....       2,465,199         --           230,000           25,000      2,720,199        10.50


Range of exercise prices
in
  U.S. dollars at April
  30, 2001
From.............            $ 2.00         N/A            $ 3.64          $ 15.25         $ 2.00
To...............           $ 22.00         N/A            $ 3.64          $ 18.88        $ 22.00

Range of expiry dates at
  April 30, 2001
From.............          June 2001        N/A          Oct 2002         Oct 2001      June 2001
To...............           Apr 2005        N/A          Oct 2002         Aug 2002       Apr 2005


     The following table presents the exercise prices and average remaining life of the outstanding options as at April 30, 2001.


   ----------------------------------------------------------------------------------------------------------------
    Range of exercise prices                  Options Outstanding                        Options exercisable
   ---------------------------  -------------------------------------------------   -------------------------------
                                                   Weighted          Weighted                          Weighted
                                                    average          average                           average
      From            To           Number        exercise price   remaining life       Number       exercise price
   ------------   ------------  -------------    --------------   ---------------   -------------   ---------------
         (U.S. dollars)                          (U.S. dollars)       (Years)                        (U.S. dollars)


       $  2.00       $  3.813      1,672,768          $   3.50              2.58         773,615          $   3.73

         3.875          6.125      1,190,000              5.53              3.07         319,096              5.68

         13.00          13.50      1,115,096             13.28              1.60       1,111,764             13.29

         14.31          22.00        526,668             17.62              1.93         515,724             17.62
                                -------------                                       -------------
                                   4,504,532              8.13              2.39       2,720,199             10.50
                                =============                                       =============


     Options outstanding at April 30, 2000, had a weighted average remaining contractual life of approximately 2.85 years. The exercise price of all options granted during the years ended April 30, 2001, 2000 and 1999 was equal to the fair market value of the underlying shares at the date of grant. No compensation expense has been recorded in the Consolidated Statements of Operations for stock based compensation.

Stock based compensation

     The  following  table  presents  net income and  earnings per share for the periods presented on a pro forma basis after recording the pro forma compensation expense relating to stock options granted to employees, in accordance with SFAS 123:

                                                               Year ended April 30,
                                                ------------------------------------------------
                                                     2001             2000             1999
                                                -------------    -------------    --------------
                                                    (in thousands of Canadian dollars except
                                                               per share amounts)

   Net loss reported........................      $ (28,581)        $ (8,101)          $(29,135)
   Pro forma compensation expense...........           (210)          (1,384)            (6,770)
                                                -------------    -------------    --------------
   Pro forma net loss.......................      $ (28,791)        $ (9,485)          $(35,905)
                                                =============    =============    ==============

   Pro forma basic loss per share...........        $ (1.27)        $  (0.48)          $  (1.81)
                                                =============    =============    ==============
   Pro forma fully diluted loss per share...        $ (1.27)        $  (0.48)          $  (1.81)
                                                =============    =============    ==============

     SFAS 123 requires that pro forma compensation expense be recognized over the vesting period, based on the fair value of options granted to employees. The pro forma compensation expense presented above has been estimated using the Black Scholes option pricing model. Assumptions used in the pricing model include: (i) risk free interest rates for the periods of between 4.80% and 6.27%; (ii) expected volatility of 80% for the year ended April 30, 2001; and 40% for the years ended April 30, 2000 and 1999; (iii) expected dividend yield of nil; and (iv) an estimated average life of three to four years. SFAS 123 requires that pro forma compensation expense be reported for options granted in fiscal years beginning after December 15, 1994, which in the case of the Company, was the year ended April 30, 1996. Since the compensation expense is recognized over the vesting period, the pro forma compensation expense presented above is not necessarily indicative of the pro forma compensation expense that will be reported in future periods if the Company continues to grant options.

8.  EARNINGS PER SHARE

     The Common Shares and Preference Shares represent equivalent residual interests and have been included in the computation of weighted average number of shares outstanding for purposes of the earnings per share computation.

     The reconciliation of the numerator and denominator for the calculation of net income per share and diluted net income per share is as follows:

                                                                              Year ended April 30,
                                                                ------------------------------------------------
                                                                      2001             2000            1999
                                                                ----------------- ---------------  --------------
                                                                 (in thousands of Canadian dollars except share
                                                                              and per share amount)
Basic loss per share
  Net loss.................................................            $ (28,581)       $ (8,101)      $ (29,135)
                                                                ================= =============== ===============
  Weighted average number of shares outstanding............           22,616,021      19,915,893      19,826,057
                                                                ================= =============== ===============
  Net loss per share.......................................            $   (1.26)      $   (0.41)      $   (1.47)
                                                                ================= =============== ===============

Fully diluted loss per share
  Net loss.................................................            $ (28,581)       $ (8,101)      $ (29,135)
                                                                ================= =============== ===============
  Weighted average number of shares outstanding...........            22,616,021      19,915,893      19,826,057
  Dilutive effect of stock options *......................                    --              --              --
                                                                ----------------- --------------- ---------------
  Adjusted weighted average number of shares outstanding              22,616,021      19,915,893      19,826,057
                                                                ================= =============== ===============
  Net loss per share......................................             $   (1.26)      $   (0.41)      $   (1.47)
                                                                ================= =============== ===============

     * All options and warrants outstanding have been excluded from the calculation of weighted average shares outstanding as the effect of their exercise would be to reduce the average loss per share. For the years ended April 30, 2001, 2000, and 1999, 288,000, 923,000 and 1.2 million options respectively had an exercise price less than the average market price of the Company's common stock and therefore would have been dilutive had the Company not incurred a loss in the years reported.


9.  INCOME TAXES

    The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

    The income (loss) before income taxes consisted of the following:

                                                        Year ended April 30,
                                          -------------------------------------------------
                                              2001              2000               1999
                                          -------------     --------------      -----------
                                                 (in thousands of Canadian dollars)

  Domestic income (loss) ............       $ (20,932)          $ (2,980)       $ (12,664)
  Foreign income (loss) .............          (1,008)            (4,035)         (19,023)
                                          -------------     --------------      -----------
  Income (loss) before income taxes         $ (21,940)          $ (7,015)       $ (31,687)
                                          =============     ==============      ===========

    The provision (recovery) for income taxes consist of the following:

                                                        Year ended April 30,
                                          -------------------------------------------------
                                              2001              2000               1999
                                          -------------     --------------      -----------
                                                 (in thousands of Canadian dollars)
  Domestic:
     Current income taxes............           $  303             $  375           $  771
     Deferred income taxes...........            5,740                 --              220
                                          -------------     --------------      -----------
                                               $ 6,043              $ 375           $  991
                                          -------------     --------------      -----------
  Foreign:
     Current income taxes............          $  734               $ 711          $ 1,302
     Deferred income taxes...........            (136)                 --           (4,845)
                                          -------------     --------------      -----------
                                               $  598               $ 711          $(3,543)
                                          -------------     --------------      -----------

  Provision for (recovery of) income           $6,641              $1,086          $(2,552)
  taxes                                   =============     ==============      ===========

    A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:

                                                        Year ended April 30,
                                           ------------------------------------------------
                                              2001              2000               1999
                                           ------------     --------------      -----------
                                                 (in thousands of Canadian dollars)

  Expected statutory rate (recovery).          (42.31%)           (44.52%)         (44.62%)
  Expected provision for (recovery of)
     income tax..........................     $ (9,283)          $ (3,130)       $ (14,134)
  Change in valuation allowance..........       15,518              3,393            6,884
  Effect of foreign tax rate
     differences.........................           65                711            2,816
  Non-taxable portion of capital gain               --              (372)               --
  Income tax rate changes................          344                573               --
  Provincial tax incentive...............           --              (426)               --
  Non-deductible restructuring charges              --                 --            1,372
  Other items  Share purchase plan......            (3)              337               510
                                           ------------     --------------      -----------
  Provision for income taxes............        $6,641             $1,086          $(2,552)
                                           ============     ==============      ===========

    The primary temporary differences which gave rise to deferred taxes at April 30, 2001 and 2000 are:

                                                          Year ended April 30,
                                               -------------------------------
                                                   2001              2000
                                               -------------      ------------
                                                 (in thousands of Canadian
                                                          dollars)
 Deferred tax assets:
 Depreciation and amortization..............            $ 457             $--
 Scientific research and experimental
 development expenditures...................            8,432           6,762
 Net operating loss carryforwards...........           26,376          20,773
 Restructuring .............................               --           1,081
 In process research and development........           28,901          29,866
 Investment tax credits (net of liability)..            3,064           3,288
 Accrued severance and other................              834             524
                                               ---------------    ------------
 Total deferred tax asset                              68,064          62,294
 Less, valuation allowance..................          (68,064)        (52,546)
                                               ---------------    ------------
                                                           --           9,748
                                               ---------------    ------------
 Deferred tax liabilities:
 Depreciation and amortization..............               --         (4,075)
 Marketing and distribution rights..........               --            (69)
                                               ---------------    ------------
 Total deferred tax liabilities                            --         (4,144)
                                               ---------------    ------------

 Net deferred tax assets                                  $--         $5,604
                                               ===============    ============

     Included in the gross deferred tax assets represented by net operating loss carryforwards are domestic non-capital federal loss carryforwards of $14.5 million which begin to expire in 2008 and domestic non-capital provincial loss carryforwards of $128.5 million which expire between 2004 and 2008. In addition, the domestic investment tax credits, recorded as a gross deferred tax asset (net of liability) of $3.1 million expire between 2007 and 2010. Further, the Company has additional domestic investment tax credits with a net value of $1.7 million (2000 - $400,000) that have not been recorded, which begin to expire in 2010. The benefit of these additional investment tax credits would be credited to scientific research and development expenses if and when realized.

    Unremitted earnings of foreign subsidiaries that are considered permanently invested outside of Canada, and on which no deferred taxes have been provided, aggregate approximately $3.2 million at April 30, 2001 (2000 - $2.0 million and 1999 - $1.2 million).

10. COMMITMENTS

    As at April 30, 2001, the Company was committed under certain operating leases for rental of office premises and equipment as follows:

                                                       (in thousands of Canadian
                                                                dollars)

    Years ending April 30,    2002...................         $ 7,060
                              2003...................         $ 5,940
                              2004 ..................         $ 5,527
                              2005 ..................         $ 5,397
                              2006 and beyond........         $14,381

     Total rent expense for the years ended April 30, 2001, 2000 and 1999 was $5.6 million, $4.9 million and $5.9 million, respectively.


11.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

    The net change in operating components of working capital is comprised of:


                                                         Year ended April 30,
                                            -----------------------------------------------
                                               2001              2000             1999
                                            ------------      ------------     ------------
                                                  (in thousands of Canadian dollars)
  Decrease (increase) in:
  Accounts receivable and term
    accounts receivable............             $(5,240)         $21,176          $ (6,658)
  Unbilled receivables.............               2,148           (1,124)            2,984
  Inventory........................                 215               55               (14)
  Prepaid expenses and deferred
    charges........................                (595)             715              (569)
  Other............................                (282)          (1,231)           (1,605)

  Increase (decrease) in:
  Accounts payable.................              (3,487)            (116)            3,759
  Accrued liabilities..............                (984)          (5,671)            6,449
  Unearned revenue.................                (162)           3,279             3,709
                                            ------------      ------------     ------------
                                                $(8,387)         $17,083            $8,055
                                            ============      ============     ============


12.  NET INVESTMENT INCOME

    The net investment income is comprised of:


                                                         Year ended April 30,
                                            -----------------------------------------------
                                               2001              2000             1999
                                            ------------      ------------     ------------
                                                  (in thousands of Canadian dollars)

  Interest income..................              $1,578            $2,853          $ 5,910
  Interest expense.................                (744)           (1,482)          (2,084)
  Gain on sale of securities.......                  --             1,497               --
                                            ------------      ------------     ------------
  Net investment income ...........                $834            $2,868          $ 3,826
                                            ============      ============     ============

13.  SEGMENTED INFORMATION


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

     The accounting policies of the Company's operating segments are the same as those described in Note 1. The Company evaluates performance based on the contribution of each segment. The Product segment costs include all costs associated with selling product licenses. The costs of the Consulting and Customer Support segments include all costs associated with the delivery of the service to the customer. Inter-segment revenues as well as charges such as depreciation and amortization, interest expense and overhead allocation are not included in the calculation of segment profit. The Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segment asset information is not presented.

The following tables sets forth, on a comparative basis for the periods indicated, the Company's segmented information:


                                                              Year ended April 30, 2001
                                                          (in thousands of Canadian dollars)
                                                 -----------------------------------------------------
                                                                               Customer
                                                  Product       Consulting      Support      Total
                                                 ------------- ------------- ------------ ------------
          North America
          Revenue.......................              $31,183        $5,960      $19,374      $56,517
          Costs.........................               26,056         3,529        4,323       33,908
                                                 ------------- ------------- ------------ ------------
          Margin........................               $5,127        $2,431      $15,051      $22,609
                                                 ------------- ------------- ------------ ------------

          Europe
          Revenue.......................              $21,191        $5,210       $7,826      $34,227
          Costs.........................               13,983         2,478        1,940       18,401
                                                 ------------- ------------- ------------ ------------
          Margin........................               $7,208        $2,732       $5,886      $15,826
                                                 ------------- ------------- ------------ ------------

          Asia Pacific
          Revenue.......................               $8,664          $441         $790       $9,895
          Costs.........................                5,242             -            -        5,242
                                                 ------------- ------------- ------------ ------------
          Margin........................               $3,422          $441         $790       $4,653
                                                 ------------- ------------- ------------ ------------

          Total
          Revenue.......................              $61,038       $11,611      $27,990     $100,639
          Costs.........................               45,281         6,007        6,263       57,551
                                                 ------------- ------------- ------------ ------------
          Margin........................              $15,757        $5,604      $21,727      $43,088
                                                 ------------- ------------- ------------ ------------

          Cost of product...............                                                       15,911
          Corporate marketing...........                                                        9,762
          Research and development......                                                       17,535
          General and administration....                                                       12,375
          Depreciation and amortization                                                        10,928
          Gain on sale of asset.........                                                            -
          Restructuring.................                                                        (689)
                                                                                          ------------
                                                                                             $ 65,822
                                                                                          ------------
          Operating loss ...............                                                     (22,734)
          Net investment income.........                                                          794
                                                                                          ------------
          Loss before taxes.............                                                   $ (21,940)
          Current income taxes..........                                                      (1,037)
          Deferred income taxes.........                                                      (5,604)
                                                                                          ------------
          Net loss......................                                                   $ (28,581)
                                                                                          ============


                                                              Year ended April 30, 2000
                                                         (in thousands of Canadian dollars)
                                                 ----------------------------------------------------
                                                                               Customer
                                                  Product       Consulting      Support      Total
                                                 ------------- ------------- ------------ ------------
          North America
          Revenue.......................             $ 30,294      $ 14,198     $ 17,270    $ 61,762
          Costs.........................               19,326         5,536        3,555      28,417
                                                 ------------- ------------- ------------ -----------
          Margin........................             $ 10,968       $ 8,662      $13,715    $ 33,345
                                                 ------------- ------------- ------------ -----------

          Europe
          Revenue.......................              $18,076       $ 3,498      $ 5,892    $ 27,466
          Costs.........................               11,787         1,415        1,691      14,893
                                                 ------------- ------------- ------------ -----------
          Margin........................               $6,289       $ 2,083      $ 4,201    $ 12,573
                                                 ------------- ------------- ------------ -----------

          Asia Pacific
          Revenue.......................              $ 4,213         $ 158        $ 718     $ 5,089
          Costs.........................                4,570             -          176       4,746
                                                 ------------- ------------- ------------ -----------
          Margin........................              $ (357)         $ 158        $ 542       $ 343
                                                 ------------- ------------- ------------ -----------

          Total
          Revenue.......................             $ 52,583      $ 17,854     $ 23,880    $ 94,317
          Costs.........................               35,683         6,951        5,422      48,056
                                                 ------------- ------------- ------------ -----------
          Margin........................             $ 16,900      $ 10,903     $ 18,458    $ 46,261
                                                 ------------- ------------- ------------ -----------

          Cost of product...............                                                      12,053
          Corporate marketing...........                                                       9,414
          Research and development......                                                      15,423
          General and administration....                                                      12,168
          Depreciation and amortization                                                       10,300
          Gain on sale of asset.........                                                     (1,813)
          Restructuring.................                                                     (1,106)
                                                                                          -----------
                                                                                            $ 56,439
                                                                                          -----------
          Operating loss ...............                                                    (10,178)
          Net investment income.........                                                       3,163
                                                                                          -----------
          Loss before taxes.............                                                   $ (7,015)
          Provision for income taxes....                                                     (1,086)
                                                                                          -----------
           Net loss.....................                                                   $ (8,101)
                                                                                          ===========


                                                              Year ended April 30, 1999
                                                          (in thousands of Canadian dollars)
                                                 -----------------------------------------------------
                                                                               Customer
                                                  Product       Consulting      Support      Total
                                                 ------------- ------------- ------------ ------------
          North America
          Revenue.......................             $ 42,286      $ 20,152     $ 16,243     $ 78,681
          Costs.........................               29,599         9,939        4,232       43,770
                                                 ------------- ------------- ------------ ------------
          Margin........................             $ 12,687      $ 10,213     $ 12,011       34,911
                                                 ------------- ------------- ------------ ------------

          Europe
          Revenue.......................             $ 20,051       $ 4,857      $ 4,671     $ 29,579
          Costs.........................               11,049         2,179        2,700       15,928
                                                 ------------- ------------- ------------ ------------
          Margin........................               $9,002       $ 2,678      $ 1,971       13,651
                                                 ------------- ------------- ------------ ------------

          Asia Pacific
          Revenue.......................              $ 4,325        $  603      $ 1,024      $ 5,952
          Costs.........................                3,878             8            -        3,886
                                                 ------------- ------------- ------------ ------------
          Margin........................                $ 447        $  595      $ 1,024      $ 2,066
                                                 ------------- ------------- ------------ ------------

          Total
          Revenue.......................             $ 66,662      $ 25,612     $ 21,838    $ 114,212
          Costs.........................               44,526        12,126        6,932       63,584
                                                 ------------- ------------- ------------ ------------
          Margin........................             $ 22,136      $ 13,486      $15,006     $ 50,628
                                                 ------------- ------------- ------------ ------------

          Cost of product...............                                                        9,164
          Corporate marketing...........                                                        8,789
          Research and development......                                                       15,384
          General and administration....                                                       10,722
          Depreciation and amortization                                                        11,568
          Gain on sale of asset.........                                                            -
          Restructuring.................                                                       30,503
                                                                                          ------------
                                                                                          ------------
                                                                                             $ 86,130
                                                                                          ------------
          Operating loss ...............                                                     (35,502)
          Net investment income.........                                                        3,815
                                                                                          ------------
          Loss before taxes.............                                                   $ (31,687)
          Recovery of income taxes......                                                        2,552
                                                                                          ------------
          Net loss......................                                                   $ (29,135)
                                                                                          ============

The following table details the revenue and assets attributable to Canada (the Company's country of domicile), the United Sates, United Kingdom and all other foreign jurisdictions. The Company attributes revenue to geographic areas based on the location of the customer to which the products or services were sold.


                                                    Year ended April 30,
                       -------------------------------------------------------------------------------

                                 2001                       2000                       1999
                       -------------------------   ------------------------   ------------------------
                        Revenue     Fixed and       Revenue     Fixed and      Revenue    Fixed and
                                   Other assets                   Other                     Other
                                                                 Assets                     Assets
                                             (in thousands of Canadian dollars)

  Canada.............     $ 7,857      $ 28,569       $ 5,611     $ 31,800      $ 6,584      $ 35,110
  United States......      48,659         1,728        55,831        2,592       72,616         3,299
  United Kingdom.....      10,542           522         8,780          488        7,723           731
  Other..............      33,581         3,029        24,095        3,346       27,289         5,351
                       ----------- -------------   ----------- ------------   ---------- -------------
                        $ 100,639      $ 33,848      $ 94,317     $ 38,226    $ 114,212      $ 44,491
                       =========== =============   =========== ============   ========== =============

14.  CAPITAL LEASE OBLIGATION

     The Company leases certain computer hardware and software under capital lease agreements. The capital leases have been recorded as fixed assets, other assets, and capital lease obligations in the accompanying financial statements. Depreciation related to the capital leases is included in depreciation and amortization expense for the year ended April 30, 2001.


     The total future minimum lease payments under capital leases at April 30, 2001 are as follows:

                                                              in thousands
                                                              of Canadian
    Years ending April 30,                                      dollars

        2002............................................            $ 1,088
        2003............................................                610
        2004............................................                493
                                                             ---------------
        Total minimum lease payment.....................              2,191
        Less amounts representing interest..............              (261)
                                                             ---------------

        Present value of net minimum lease payments.....            $ 1,930

        Less current portion............................              (919)
                                                             ---------------

        Long term portion...............................            $ 1,011
                                                             ===============

15.  ACCRUED LIABILITIES

     Current

                                                        April 30,
                                              -------------------------------
                                                (in thousands of Canadian
                                                         dollars)

                                                     2001               2000
                                              ------------    ---------------

    Severance.............................         $1,676             $1,813
    Vacation..............................          1,639              1,761
    Other.................................          8,596              7,111
                                              ------------    ---------------
    Total current liabilities.............        $11,911            $10,685
                                              ============    ===============

  Long-term

  Restructuring

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

     The following table summarizes the activity in the restructuring costs during the years ended April 30, 1999, April 30, 2000 and the year ended April 30, 2001:

                                             Employee                             Total        Non Cash       Total
                                           Termination   Facilities    Other      Costs        Costs      Provision
                                          -------------- ----------- ---------- ----------- ------------ ------------

Restructuring provision...........               $5,252     $2,914       $726       $8,892      $21,611     $ 30,503
Cash payments.....................               (1,175)       (36)      (207)      (1,418)          --       (1,418)
Non-cash items....................                   --         --         --           --      (21,611)     (21,611)
                                          -------------    -------    -------    ---------    ---------    ---------
Balance, April 30, 1999...........              $ 4,077     $2,878       $519       $7,474        $  --      $ 7,474
Cash payments.....................               (2,921)    (1,092)      (124)      (4,137)          --       (4,137)
Reductions........................                 (566)      (540)        --       (1,106)          --       (1,106)
                                          -------------    -------    -------    ---------    ---------    ---------
Balance, April 30, 2000                           $ 590     $1,246       $395       $2,231        $  --       $2,231
Cash payments......................                (468)      (236)      (121)        (825)          --         (825)
Reductions.........................                (122)      (567)        --         (689)          --         (689)
                                          -------------    -------    -------    ---------    ---------    ----------
Balance, April 30, 2001............              $            $443       $274         $717        $  --        $ 717
                                          =============    =======    =======    =========    =========    =========
Long-term balance..................              $   --     $  394       $ 52         $446        $ --         $ 446
                                          =============    =======    =======    =========    =========    =========

     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company is contractually obligated to pay. All employees were terminated on or before April 30, 1999. During the year ended April 30, 2001, the Company's liability for bonuses and other compensation to terminated employees was reduced by $122,000.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's UK and Toronto facilities, respectively. The provision for redundant facilities includes management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the year ended April 30, 2001, the Company's liability for vacant facilities in the United Kingdon was reduced by $567,000. The Company's long-term balance relates to the United Kingdom facility which expires April 30, 2010.

     Other costs included $21.6 million of impairment losses on capital assets and $0.7 million related primarily to the cancellation of trade shows and other commitments.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

16.  FISCAL 2001 ACQUISITIONS

     On November 6, 2000, JetForm completed the acquisition of certain assets and liabilities of Joey Technologies Inc ("Joey"), a developer of mobile forms software. The shareholders of Joey received total consideration of approximately $555,000, which was paid through the issuance of 100,000 common shares of the JetForm.

     On January 31, 2001, the Company completed the purchase of certain assets of Pummill Business Forms ("Pummill") a developer of visual enhancement products. Pummill received total consideration of $272,000 of which $136,000 was received in cash upon completion of the purchase and the remainder was received through the issuance of a note, which was paid during the fiscal year ended April 30, 2001.

     Both acquisitions have been accounted for using the purchase method. The results of operations of both acquired companies were not material, and thus pro forma information has not been provided.


     Total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition dates as follows:

                                          --------------------------------------
                                              Joey       Pummill         Total
                                          ----------- ------------- ------------
                                           (in thousands of Canadian dollars)

  Assets acquired......................       $ 163          $ --         $ 163
  Liabilities assumed..................        (682)           --          (682)
                                          ---------- ------------- -------------
Net assets (liabilities) acquired......       ( 519)           --          (519)
  Software.............................         300            --           300
  Trademarks...........................          --           136           136
  Goodwill.............................          --           136           136
  Customer list........................         774            --           774
                                          ---------- ------------- -------------
                                          ---------- ------------- -------------
Purchase price.........................       $ 555         $ 272         $ 827
                                          ========== ============= =============
                                          ========== ============= =============
Purchase price consideration
  Cash.................................          --           272           272
  Capital stock payment................         555            --           555
                                          ---------- ------------- -------------
                                              $ 555         $ 272         $ 827
                                          ========== ============= =============


17.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A and in June 2000 by SAB 101B. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on its results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which is during the Company's fourth quarter of fiscal 2001. The adoption of SFAS 140 did not have a material impact on its results of operations or financial position.


18.  COMPARATIVE RESULTS

Certain of the prior years' figures have been reclassified in order to conform to the presentation adopted in the current year.



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

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is a "foreign private issuer" and as such is not subject to section 16(a) of the Securities and Exchange Act of 1934. The following table sets forth certain information concerning the executive officers and directors of the
Company:


         Name                     Age                                                       Title
------------------------------- --------     --------------------------------------------------------------------------------
Abraham E. Ostrovsky.......       58         Chairman and Director
A. Kevin Francis...........       51         President and Chief Executive Officer and Director
Glen Doody.................       42         Senior Vice President and General Manager, North American Solutions Group
Don Henderson..............       52         Senior Vice President Global Product Development
Declan Kelly...............       39         Senior Vice President and General Manager, European Solutions Group
Jeffrey McMullen...........       41         Senior Vice President Finance and Chief Financial Officer
David Antila...............       41         Former Vice President and General Manager, e-Process Business Group
Shawn Cadeau...............       30         Vice President and General Manager, e-Document Presentment Business Group
James Henry................       38         Vice President Customer Satisfaction and Chief Information Officer
John Hogerland.............       37         Vice President Global Business Development and Strategic Alliances
Kevin Lynch................       40         Vice President and General Manager, e-Process Business Group
Donna Morris...............       33         Vice President, Human Resources and Training
Gordon Neis................       42         Vice President and Chief Marketing Officer
Chris Trojanowski..........       48         Vice President and Chief Strategy Officer
David Welch................       38         Vice President and General Manager, e-Forms Business Group
Deborah L. Weinstein......        41         Secretary and Director
Paul K. Bates..............       50         Director
John Gleed.................       55         Director
Stephen A. Holinski........       54         Director
Patrick Martin.............       60         Director

Mr. Ostrovsky joined the Corporation in August 1991 as Executive Vice President and Chief Operating Officer. He served as President and Chief Executive Officer from November 1991 to March 1994, and as the Corporation's Chairman and Chief Executive Officer from March 1994 to August 1995, when he resigned as Chief Executive Officer. Mr. Ostrovsky was Chairman of the Board of Directors and Chief Executive Officer of Compressent Corporation from March 1996 to December 1997. Mr. Ostrovsky is a director of SEEC, Net Manage, IXLA, Digital now and CenterBeam.

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

Mr. Doody joined the Corporation in July 2000 as Senior Vice President and General Manager North American Solutions Group. Mr. Doody has spent 20 years in the technology industry. Prior to joining the Corporation, Mr. Doody was Vice President of Sales at eLogo in 1999. From 1997 to 1999, he held Vice President Sales positions at Compaq Corporation and with Digital Equipment Corporation from 1984 to 1997 in Canada, the United States and Asia.

Mr. Henderson joined the Corporation in September 1987. Since that time he has held senior positions in sales, alliance programs and product management. Mr. Henderson left the Corporation in 1998 for a period of two (2) years during which he was President of a startup in the mobile computing space. He rejoined the Corporation as Vice President and General Manager of the Electronic Document Presentment business unit before being promoted to Senior Vice-President, Global Product Development in May 2001. Prior to 1987, Mr. Henderson was President of a small software firm and held various positions with SHL Systemhouse.

Mr. Kelly joined the Corporation, in January of 1998 as Managing Director of the European Services Operation. In October 1999, Mr. Kelly assumed overall responsibility for the European, Middle East and African operations of the Corporation. Prior to joining the Corporation and since 1987, Mr. Kelly worked for ICL an United Kingdom based international systems integration house.

Mr. McMullen joined the Corporation in October 1994 as Controller. He was promoted to Vice President and Controller in June 1997 and to Vice President, Finance and Chief Financial Officer in September 1998. He was promoted to his current position in December 2000.

Mr. Antila joined the Corporation in January 1998 as Director of Technology, Services. In June 1998 he was promoted to Director and Group Product Manager, a position that he held until June 2000 when he was promoted to Vice President and General Manager for the e-process Business Unit. Prior to joining the Corporation, Mr. Antila was a co-founder and Chief Technology Officer of WorkFlow Partners & Technology Services, a workflow consultancy, from April 1994 to January 1998 when the company was acquired by JetForm. Mr. Antila's employment with the company was terminated in May 2001.

Mr. Cadeau joined the Corporation in January 2000 as Director of Product Marketing. He was promoted to Vice President and General Manager of the e-Document Presentment business unit in May 2001. Prior to joining the Corporation, Mr. Cadeau was employed as Director, Product Management and Marketing at Cebra Inc. (a subsidiary of the Bank of Montreal), a provider of internet-based e-commerce solutions from 1998 to December 2000. From 1996 to 1998, Mr. Cadeau was employed at Corel Corporation starting as Product Manager, Internet Products and then as Senior Product Manager for Consumer Applications.

Mr. Henry joined the Corporation in January 1999 as Director, Operations based in Dublin, Ireland. He was promoted to Managing Director, European Operations in October 1999. In March 2001, he was promoted to his current position. Prior to joining the Corporation, Mr. Henry worked for ICL, a UK based international systems integration house, from August 1994 to December 1998.

Mr. Hogerland joined the Corporation in December 1997 as Director of Systems Engineering. He served as Vice President of Sales Support since April 1999 and was promoted to his current position in July 2000. Prior to joining the Corporation, Mr. Hogerland spent 8 years with Novell Canada holding several positions including Manager of Consulting Alliances and most recently Director of Technology.

Mr. Lynch joined the Corporation in August 1995 as Director, Customer Support. He was promoted to Vice President, Consulting Services in October 1997 and then to Vice President, Client Integration Services in July 2000. In May 2001, Mr. Lynch was promoted to his current position. Prior to joining the Corporation, Mr. Lynch was employed by SHL Systemhouse.

Ms. Morris joined the Corporation in February 1998 as Manager, Human Resources and was promoted to Vice President, Human Resources in December 1999. Prior to joining the Corporation, Ms. Morris was the Manager of Human Resources at Fulcrum Technologies from November 1997 to February 1998 after serving as a Human Resources Generalist from November 1996 to November 1997. Ms. Morris has acquired twelve years of experience in both the private and public sectors.

Mr. Neis joined the Corporation in January 2001 as Chief Marketing Officer. Prior to joining the Corporation, Mr. Neis was Vice President of worldwide marketing at a Toronto-based wireless security company. He spent the previous twenty years in various sales and marketing positions at Xerox, including the Canadian Director of Marketing Operations.

Mr. Trojanowski joined the Corporation in November 2000 as Vice President Strategic Planning. Prior to joining the Corporation, Mr. Trojanowski was Vice President of Marketing at Xenos Group, Vice President, Marketing and Sales for Software Metrics and previously held positions in product and market development at Hewlett Packard from 1982 to 1998.

Mr. Welch joined the Corporation in June 1985 as a software developer. During his 16 years with the Corporation, he has held various management positions within the software development, consulting services and alliance management areas. In April 2000, Mr. Welch was promoted to Vice President and General Manager, e-Forms Business Unit.

Ms. Weinstein has served as secretary of the Corporation since September 1993 and became a director in December 2000. Ms. Weinstein is a founding partner of LaBarge Weinstein, Canadian legal counsel to the Corporation. From February 1991 to January 1997, Ms. Weinstein was a partner with the law firm of Blake, Cassels & Graydon. Ms. Weinstein currently acts as a director of MOSAID Technologies Incorporated and AIT Advanced Information Technologies Corporation.

Mr. Bates has been the President and CEO of Charles Schwab Canada Co. ("Schwab Canada") the Canadian subsidiary of the on-line brokerage firm Charles Schwab & Co. Inc. since February 1999. Prior to joining Schwab Canada, Mr. Bates was the founder and Chief Executive Officer of Priority Brokerage Inc. which was acquired by Schwab Canada in February 1999. Mr. Bates has also served as President and Chief Operating Officer of the brokerage firms Green Line Investor Services Inc. from 1993 to 1995 and Marathon Brokerage Inc. from 1988 to 1993. Mr. Bates became a director of the Corporation on September 6, 2000.

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

Mr. Holinski is a retired financial executive and private consultant. From May 1999 to September 2000 he was Executive Vice President and Chief Financial Officer of North American Gateway Inc. Between May 1994 and April 1999, he was the Senior Vice President and Chief Financial Officer of Moore Corporation Limited. Prior to joining Moore, Mr. Holinski was Treasurer of Northern Telecom Ltd. from March 1994 until May 1994, and Vice President Product Finance from September 1993 until March 1994. Mr. Holinski was Vice President Finance with Northern Telecom Europe from January 1991 until September 1993. Mr. Holinski has served as a director of the Corporation since October 26, 1995.

Mr. Martin has been the President and Chief Operating Officer and Chairman of Storage Technology Corporation since July 11, 2000. Prior to joining Storage Technology Corporation he spent 23 years at Xerox Corporation, most recently serving as President, North American Solutions Group. Mr. Martin became a director of the Corporation on September 6, 2000.

     Committees of the Board of Directors

     There are two standing Committees of the Board of Directors: the Audit Committee and the Compensation Committee. The Board of Directors does not have a Nominating Committee.

     The Audit Committee oversees the Corporation's financial reporting process and internal controls, and consults with management, the internal accountants, and the Corporation's independent auditors on matters related to the annual audit of the Corporation and the internal controls, published financial statements, accounting principles and auditing procedures being applied. The Committee also reviews management's evaluation of the auditors' independence, and submits to the Board of Directors its recommendations for the appointment of auditors. The members of the Audit Committee are Messrs. Bates, Holinski and Ostrovsky. The committee reports to the full Board each time the committee meets.

     The Compensation Committee has administered the Corporation's 1990 Employee Stock Option Plan and 1993 Employee Stock Option Plan and currently administers the 1995 Stock Option Plan and the 1997 Employee Stock Purchase Plan. The Committee also consults generally with, and makes recommendations to, the Board of Directors on matters concerning executive compensation, including individual salary rates, supplemental compensation and special awards. The members of the Compensation Committee are Messrs. Bates, Gleed and Martin. The committee reports to the full Board each time the committee meets.

     Board and Board Committee Meetings

     During the fiscal year ended April 30, 2001, the Board of Directors held 10 meetings, the Audit Committee held 5 meetings and the Compensation Committee held 4 meetings. All Directors attended at least 75% of the aggregate of all meetings of the Board and all committees on which they served.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to the Chief Executive Officer during fiscal year 2001 and the four other most highly compensated executive officers of the Company.

                                                                                    Long term
                                                                                   Compensation
                                                                                     Awards
                                                 Year       Annual Compensation   -------------
                                                ended       --------------------    Number of        Other
         Name and Principal Position            April 30,  Salary(1)    Bonus(1)   Options(2)     Compensation
         ---------------------------            ---------  ---------    --------   ----------     ------------

A. Kevin Francis                                2001       $ 447,413   $  49,406   200,000       $        -
         President and Chief                    2000       $       -   $       -   600,000       $        -
         Executive Officer                      1999       $       -   $       -          -      $        -

Glen Doody (3)                                  2001       $ 200,261   $  25,562   200,000       $        -
         Senior Vice President and General      2000       $       -   $       -          -      $        -
         Manager European Solutions Group       1999       $       -   $       -          -      $        -

Declan Kelly(3)                                 2001       $ 273,527   $  73,257     40,000      $        -
         Senior Vice President and General      2000       $ 180,946   $ 144,856     10,000      $        -
         Manager European Solutions Group       1999       $ 126,537   $  31,992      9,560      $        -

Jeffrey McMullen                                2001       $ 191,250   $  20,369     40,000      $        -
         Senior Vice President and              2000       $ 170,000   $       -          -      $        -
         Chief Financial Office                 1999       $ 145,000   $   7,500     25,300      $        -

David Antila(3)(4)                              2001       $ 172,500   $  41,812     20,000      $        -
         Former Vice President and General      2000       $ 156,067   $  36,750      7,060      $        -

Manager e-Process Business Unit                 1999       $ 174,840   $       -     33,333      $        -


-----------------

(1)  All references to "$" in this section are to Canadian dollars.

(2)  Represents number of options granted in the fiscal year.

(3) The compensation of Mr. Antila, Mr. Doody and Mr. Kelly has been converted from U.S. dollars or Irish Punts using the average exchange rate for the year.

(4)  Mr Antila's employment with the Company was terminated on May 25, 2001.


The following table sets forth the stock options granted during the fiscal year ended April 30, 2001 to each of the executive officers named in the Summary Compensation Table:

                                                   2001 Stock Option Grants
--------------------------------------------------------------------------------------------------------------------------------
                                         % of total                                               Potential Realizable Value
                           Shares         options                                                  at Assumed Annual Rate of
                         underlying      granted to      Exercise                                         Stock Price
                         number of       employees       Price per                               Appreciation over Option Term
                          options        in Fiscal         Share                                              (2)
                                                                                                -------------------------------
        Name            Granted (1)         2001         (in US$)              Expiry                    5%              10%
        ----            -----------         ----         --------              ------                    --              ---

A. Kevin Francis               200,000     15.4%          $ 5.50          September 6, 2004          $ 349,777         $753,258

Glen Doody                     200,000     15.4%          $ 4.50          July 31, 2004              $ 286,531         $617,053

Declan Kelly                    40,000      3.1%          $ 3.50          October 11, 2004           $  45,290          $97,532

Jeffrey McMullen                40,000      3.1%          $ 3.50          October 11, 2004           $  45,290          $97,532

David Antila                    20,000      1.5%          $ 3.50          October 11, 2004           $  22,645          $48,766

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

     2001 Aggregate Option Exercises and Year-end Option Values

          The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realised on exercise during the fiscal year ended April 30, 2001, by the Company's executive officers named in the Summary Compensation Table. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on April 30, 2001, and the aggregate gains that would have been realised had these options been exercised on April 30, 2001, even though the exercisable options were not exercised, and the unexercisable options could not have been exercised, on April 30, 2001.


                                           Shares
                                          Acquired                 Number of Shares Covered     Value of Unexercised
                                             on                     by Unexercised Options     in-the-money Options at
                                          Exercise                     at April 30, 2001          April 30, 2001(a)
                                           during       Value      -------------------------- --------------------------
                 Name                    Fiscal 2001   Realized    Exercisable  Unexercisable Exercisable  Unexercisable
                 ----                    -----------   --------    -----------  -------------------------  -------------

A. Kevin Francis                                  -   $        -    233,334      566,666      $        -   $        -
Glen Doody                                        -            -     33,334      166,666               -            -
Declan Kelly                                      -            -     26,042       41,518               -            -
Jeffrey McMullen                                  -            -     54,287       41,765               -            -
David Antila                                      -            -     42,375       19,018               -            -


(a) Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. At April 30, 2001 none of the named executive officers had options exercisable at a price less than the closing price of US$ 2.20 per share on the Nasdaq National Market.

(b)  The Corporation does not maintain any long-term incentive plans.

     Compensation of Directors

          The Board of Directors has determined for the year ended April 30, 2001 that each non-employee director be paid an annual fee of US$10,000, plus US$1,000 per meeting in person and US$500 per meeting by telephone. In addition, the Chairman of the Board and the Chairman of each committee of the Board will be paid an additional US$ 5,000. Each of the board members was granted 10,000 stock options, exercisable starting 6 months after the date of grant, with one-sixth of the shares becoming exercisable at that time and with an additional one-sixth of the option shares becoming exercisable on each successive six month period, with full vesting occurring on the third anniversary date. All options expire on the fourth anniversary date.

 Employment Agreements / Termination of Employment

     The  Corporation  has  entered  into  employment  agreements  with A. Kevin
Francis, Glen Doody, Declan Kelly, Jeffrey McMullen and David Antila each of which, except as noted below, contain substantially similar provisions.

     Each employment agreement provides that the executive shall devote his full time and attention to performing his duties for the Corporation. In the event of termination by the executive for good reason (a material change in his responsibilities, a failure to maintain his compensation and benefits, a material breach by the Corporation under the employment agreement, or the failure by the Corporation to have the employment agreement assumed by any successor to the Corporation), or in the event of a change in control of the Corporation, or by the Corporation for other than cause, death, disability or retirement, the Corporation will pay salary and vacation pay earned to the date of termination as well as pay-in-lieu of notice based on a multiple of the executive's salary (the "Termination Payments"). Except as noted below, the Corporation will also continue all granted options during the termination notice period. All options held vest automatically in the event of a change of control.

     Mr. Francis' Termination Payments are equal to 1.5 times his then current salary and his bonuses and benefits entitlements continue during the termination notice period until he secures alternate employment. His non-compete Term is for one (1) year. All options will continue to vest and be exercisable during the termination notice period after termination for good reason, or by the Corporation for other than cause, death, disability or retirement. Mr. Francis has the right to terminate his employment within 90 days of a change of control if there is any adverse material change in his position or compensation. In the event that Mr. Francis terminates his employment after a change in control of the Corporation, all of his options become immediately vested and his Termination Payment is 2 times his base salary if the Corporation at the time is achieving 80% of its budget or higher, but if it is not, then his Termination Payment is 1.5 times his base salary.

     During the year ended April 30, 2001, the Company issued an US$110,000 loan to the Chief Executive Officer as part of his employment agreement to purchase JetForm shares. The shares have been pledged as collateral for the loan. The loan is forgiveable after three years of service to the Corporation.

     The Termination Payments for each of Messrs. Doody, Kelly, McMullen, and Mr. Antila (the "Executives") are equal to one (1) times their respective then current salary and up to $ 10,000 to $15,000 for job relocation expenses. Non-compete term for each of the Executives is for one (1) year. All options held by each of the Executives will continue to vest and be exercisable during the termination notice period after termination by the Executive for good reason, or by the Corporation for other than cause, death, disability or retirement.

     Effective May 25, 2001, Mr. Antila's employment was terminated by the Corporation.

     Directors' And Officers' Liability Insurance

     The Corporation presently maintains directors' and officers' liability insurance in the aggregate principal amount of US$10.0 million. The annual premium payable for this insurance during the year ended April 30, 2001 was US$ 155,000. The by-laws of the Corporation generally provide that the Corporation shall indemnify a director or officer of the Corporation and certain other bodies corporate against liability incurred in such capacity to the extent permitted or required by the Canada Business Corporations Act. To the extent the Corporation is required to indemnify the directors or officers pursuant to the by-laws, the insurance policy provides that the Corporation is liable for the initial US$100,000 in the aggregate for each loss with respect to the insuring agreement.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     At April 30, 2001, the members of the Compensation Committee were Messrs. Gleed, Bates, and Martin, all non-employee directors of the Company. John Gleed, a founder of the Corporation and former Senior Vice President, Research and Development, serves as the committee's chair. The Committee has a mandate to:
(a) monitor compliance with legislation applicable in respect of employment practices of the Company, (b) determine the appropriate overall allocation of options, (c) recommend Chief Executive Officer compensation, (d) approve Leadership Team compensation annual plan, and (e) monitor compliance with statutory requirements for employment matters including remittances and legislation. The Committee met four times in fiscal 2001 and acted by way of resolution on other occasions.

     Report on Executive Compensation

     The philosophy of the Corporation in the determination of Leadership Team compensation is to focus on providing a market competitive based salary at the 75th percentile of market data and to focus on providing incentive compensation to drive performance as it relates to: revenue growth; operating profit; customer satisfaction and employee satisfaction. For the year ended April 30, 2001, the process utilized by the Compensation Committee in determining executive officer compensation levels was based upon the Committee's extensive review of market data and approval of incentive compensation plan architecture. The Committee established the compensation payable for A. Kevin Francis, President and Chief Executive Officer. Mr. Francis, then recommended, subject to the Committee's review and the Board's approval, the compensation framework payable to the other Leadership Team members.

     The Committee's fundamental policy is to offer the Corporation's executive officers competitive compensation opportunities based upon overall Corporation performance, the team contribution to the financial success of the Corporation, and personal position responsibilities. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Corporation's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package comprises three elements: (i) base salary, which is established primarily on the basis of individual performance and market considerations; (ii) quarterly variable incentive compensation awards payable in cash and, (iii) stock option grants at market price which strengthen the mutuality of interests between the executive officers and the shareholders. Under the terms of the stock option plan, options generally must be exercised within a period of four years from the date of the grant. All options granted terminate 30 days after termination of employment unless otherwise determined by the Chief Executive Officer, or as provided in an Executive's employment agreement.

     Chief Executive Officer Compensation

     The Chief Executive Officer's ("CEO") compensation is reviewed and recommended to the Board by the Compensation Committee. Mr. Francis' base salary was set at CAN$465,000. His incentive target was CAN$232,500. His bonus payment is determined by using the formula referred to in "Report on Executive Compensation" above, and resulted in an incentive of $49,406 (21% of target) for the fiscal year ended April 30, 2001.

     Performance Graph

    The Common Shares of the Company began trading on the NASDAQ Small Cap Market System in April 1993. The following graph compares the cumulative percentage return since April 30, 1996 on the Company's Common Shares, compared with the percentage change in the NASDAQ index of all US and foreign issues and the NASDAQ index of computer and data processing companies.


[OBJECT OMITTED]  GRAPHIC OMITTED


    The past performance of the Company's common stock is not an indication of future stock performance. There can be no assurance that the price of the Company's Common Shares will appreciate at any particular rate or at all in the future years. Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, the graph shall not be incorporated by reference into any such filings.

              EDGAR REPRESENTATION OF DATA USED IN PRINTED GRAPHIC

Cumulative Percentage Return Data

                                                                            April 30,
                                             -------------------------------------------------------------------------
                                                   1996        1997       1998         1999         2000         2001
                                             -------------------------------------------------------------------------

Common Shares of the Company.............         19.88       15.38      20.75         4.88         6.06         2.20
NASDAQ index of US
 and Foreign issues......................        533.31      567.78     847.78     1,154.41     1,756.32       961.84
NASDAQ index of Computer
 and Data Processing companies...........        431.10      539.85     797.89     1,289.83     2,253.90     1,061.15


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Shares as of July 8, 2001: (i) by each person who is known by the Company to own beneficially more than five percent of the outstanding Common Shares, (ii) by each director and named executive officer of the Company and (iii) by all directors and executive officers of the Company as a group at any time during fiscal year ended April 30, 2001. There is no family relationship between any directors or executive officers of the Company.

                                                          Number of Common            Percentage of
                                                               Shares                 Common Shares
           Beneficial Owner and address(1)               Beneficially Owned         Beneficially Owned
    ----------------------------------------------       ------------------         ------------------
    Directors and Named Executive Officers
    Abraham Ostrovsky, McLean, Virginia (2).......                   155,645                *
    A.Kevin Francis, Ottawa, Ontario (3)..........                   258,834              1.03%
    Glen Doody, Plano, Texas (4)..................                    68,968                *
    Declan Kelly, Dublin, Ireland (5).............                    31,101                *
    Jeffrey McMullen, Ottawa, Ontario (6).........                    51,496                *
    David Antila, Ottawa, Ontario ................                     6,916                *
    Paul Bates, Oakville, Ontario (7).............                     1,667                *
    John Gleed, Ottawa, Ontario (8)...............                   325,173              1.30%
    Stephen A. Holinski, Mississauga, Ontario (9).                    17,001                *
    Patrick Martin, Boulder, Colorado (7).........                     1,667                *
    Deborah Weinstein, Ottawa, Ontario (10).......                    40,501                *
    All directors and executive officers
         (20 people) (11).........................                 1,103,897              4.30%
    5% Shareholders
    AGF Funds Inc.                                                 2,930,600             11.77%

----------
*  Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 16, 2001, whether pursuant to the exercise of options, conversion of securities or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options or convertible preference shares that are held by such person (but not those held by any other person) and which are exercisable (or convertible) within 60 days of July 16, 2001 have been exercised. Unless otherwise noted in the footnotes below, the Corporation believes that all persons named in the table have sole voting power and investment power with respect to all common shares beneficially owned by them. Statements as to securities beneficially owned by directors, nominees for directors and executive officers, or as to securities over which they exercise control or direction, are based upon information obtained from such directors, nominees and executives and from records available to the Corporation. Unless otherwise stated the business address of each director and named executive office is 560 Rochester Street, Ottawa, Ontario, K1S 5K2.
(2) Includes 35,000 common shares owned by two trusts (17,500 common shares each) of which Mr. Ostrovsky is the trustee, for the benefit of Mr. Ostrovsky's two children. Also includes 65,001 common shares subject to options.
(3)  Includes 233,334 common shares subject to options.
(4)  Includes 66,668 commons shares subject to options.
(5)  Includes 26,042 common shares subject to options.
(6)  Includes 50,787 common shares subject to options.
(7)  All common shares subject to options.

(8) Includes 100,000 common shares owned by two holding companies controlled by Mr. Gleed for the benefit of his children. Also includes 5,000 common shares owned by Mr. Gleed's spouse. Also includes 148,036 common shares subject to options and 11,982 common shares subject to options held by Mr. Gleed's spouse. Mr. Gleed disclaims any beneficial interest in such common shares and options owned by his spouse.
(9)  Includes 7,001 common shares subject to options.
(10) Includes 27,001 common shares subject to options.
(11) Includes 758,025 common shares subject to options.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as described above, no director, officer, nominee director, 5% holder of the Corporation's shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the commencement of the Corporation's and its subsidiaries last completed fiscal or has any material interest, direct or indirect, in any proposed transaction, having value of $60,000 or more.

     During the fiscal year ended April 30, 2000, the Corporation entered into an employment agreement with Mr. Gleed to outline the terms of his compensation and benefits in his role as the interim President and Chief Executive Officer of the Corporation. The Corporation agreed to pay Mr. Gleed $1,500 per day while he served as interim President and Chief Executive Officer and thereafter a monthly retainer of $7,500 for professional consulting services until April 30, 2002. All options granted to Mr. Gleed will vest and continue to be exercisable until expiry notwithstanding Mr. Gleed's retirement.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

         The following Financial Statements are filed as part of this report under Item 8 "Financial Statements and Supplementary Data".

                  Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Comprehensive Income
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

(a)  2. Financial Statement Schedule

          The following financial statement schedule is filed as part of this report:

                 Schedule II      Valuation and Qualifying Accounts

All other schedules are omitted as they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

Exhibit
Number             Description
------             -----------

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

10.12(5)        Letter  Agreement  dated  June 1995  between  Arnon  Development
                Corporation and the Registrant
10.13(4)        Lease dated April 24, 1991 between Arnon Development Corporation and Baix  Developments,  Inc. and CCC Cable Consumer Channel Inc
                (d/b/a Why  Interactive)  and  amendment  dated  June 28,  1991.
10.14(4)        Agency Agreement between the Registrant and Selling Shareholders of the Registrant and Richardson Greenshields of Canada Limited.
10.16(5)        Employment  Agreement  dated August 1994 between the  Registrant and Philip Weaver
10.17(5)        Employment  Agreement  dated August 1994 between the  Registrant and John Kelly
10.18(1)        Registrant's 1990 Employee Stock Option Plan
10.19(l)        Registrant's 1993 Employee Stock Option Plan
10.20(5)        Registrant's 1995 Employee Stock Option Plan
10.21(7)        Credit  Facility  dated October 25, 1996 between the  Registrant and Royal Bank of Canada
10.21.1(11)     Credit  Facility  dated October 14, 1997 between the  Registrant and Royal Bank of Canada
10.21.2(12)     Credit  Facility  dated April 7, 1999 between the Registrant and
                Royal Bank of Canada
10.21.3(13)     Amendment  dated October 27, 1999, to Loan  Agreement  (April 7,
                1999) between the Royal Bank of Canada and the Registrant
10.22(7)        Receivable Purchase Agreement and Amendment Agreement dated July
                31, 1996,  between the  Registrant and Royal Bank Export Finance
                Co. Ltd.
10.23(9)        Amendment to the Asset  Purchase  Agreement  dated  February 12,
                1998 between the Registrant and Delrina Corporation
10.24(11)       Registrant's 1997 Employee Stock Purchase Plan
10.25(10)       Registrant's  Shareholder  Rights Plan Agreement  dated June 25,
                1998
10.26(11)       Underwriting  Agreement  between the Registrant and RBC Dominion
                Securities  Inc.,  Midland  Walwyn  Capital Inc.,  Goldman Sachs
                Canada and TD Securities Inc. dated April 2, 1998.
10.27(12)       Amendment dated  September 28, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Gleed
10.28(12)       Amendment dated  September 26, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and John Kelly
10.28.1(13)     Termination   Agreement  dated  December  1,  1999  between  the
                Registrant and John B. Kelly
10.29(12)       Amendment dated  September 25, 1998 to the employment  agreement dated August 11, 1994 between the Registrant and Phil Weaver
10.30(12)       Employment  Agreement  dated  September  22,  1998  between  the
                Registrant and Carlos Fox
10.31(12)       Employment  Agreement  dated  September  22,  1998  between  the
                Registrant and Ian Fraser
10.32(12)       Employment  Agreement  dated  September  22,  1998  between  the
                Registrant and James Bursey
10.33(12)       Employment  Agreement  dated  September  22,  1998  between  the
                Registrant and Hugh Millikin
10.34(12)       Termination  Agreement  dated  February  19,  1999  between  the
                Registrant and Phil Weaver
10.35(12)       Termination   Agreement   dated  April  29,  1999   between  the
                Registrant and Ian Fraser
10.36(12)       Termination  Agreement dated June 1, 1999 between the Registrant and Carlos Fox
10.37(13)       Employment   Agreement   dated  February  8,  2000  between  the
                Registrant and James Bursey
10.3.1(13)      Amendment  dated  February 8, 2000 to the  employment  agreement dated February 8, 2000 between the Registrant and James Bursey
10.37.2(13)     Amendment dated July 17, 2000 to the employment  agreement dated
                February 8, 2000 between the Registrant and James Bursey
10.38(13)       Employment Agreement dated April 13, 2000 between the Registrant and A. Kevin  Francis  10.39  (13)  Employment  Agreement  dated
                October 21, 1999 between the Registrant and Jeff McMullen
10.40(13)       Employment   Agreement   dated  October  21,  1999  between  the
                Registrant and Edward Capes
10.41           Employment  Agreement  dated May 4, 2000 between the  Registrant and Declan Kelly
10.42(13)       Employment   Agreement  dated  February  16,  2000  between  the
                Registrant and John Gleed
10.43(13)       Share  Purchase  Agreement,  dated May 19, 1999  between  Calian
                Technologies   and   the   Registrant   10.44(13)   Distribution
                Agreement,  dated August 1, 1999 between  Indigo Pacific and the
                Registrant
21.1            Subsidiaries of the Registrant
23.0            Consent of PricewaterhouseCoopers LLP

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

(13) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended April 30, 2000.


(b)  Reports on Form 8-K

There were no reports on Form 8-K during the year.

                    [LETTERHEAD OF PRICEWATERHOUSE COOPERS]

                                                     PricewaterhouseCoopers LLP
                                                     Chartered Accountants
                                                     99 Bank Street
                                                     Suite 800
                                                     Ottawa Ontario
                                                     Canada K1P 1E4
                                                     Telephone +1 (613) 237 3702
                                                     Facsimile +1 (613) 237 3963




Our report on the consolidated financial statements of JetForm Corporation as of April 30, 2001 and 2000 and for the years ended April 2001, 2000 and 1999 is included in Item 8 of their Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule II listing in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Chartered Accountants
Ottawa, Ontario
June 19, 2001



PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

                               JETFORM CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for doubtful accounts

Balance as at April 30, 1998....................          $ 1,399
Charged to costs and expenses...................            2,528
Write-off/adjustments...........................          (2,003)
                                                     -------------
Balance as at April 30, 1999....................            1,924
                                                     =============

Charged to costs and expenses...................            6,056
Write-off/adjustments...........................          (5,556)
                                                     -------------
Balance as at April 30, 2000....................            2,424
                                                     =============

Charged to costs and expenses...................            4,016
Write-offs/adjustments..........................          (3,511)
                                                     -------------
Balance as at April 30, 2001....................          $ 2,929
                                                     =============


Tax valuation reserve

Balance as at April 30, 1998....................         $ 43,895
Charged to costs and expenses...................            6,884
Valuation allowance for deferred tax asset......          (1,626)
                                                     -------------
Balance as at April 30, 1999....................           49,153
                                                     =============

Charged to costs and expenses...................            3,393
Valuation allowance for deferred tax asset......               --
                                                     -------------
Balance as at April 30, 2000....................           52,546
                                                     =============

Charged to costs and expenses...................           15,518
Valuation allowance for deferred tax asset......               --
                                                     -------------
Balance as at April 30, 2001....................         $ 68,064
                                                     =============

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JetForm Corporation
                        /s/ A. Kevin Francis
                        --------------------------------------------------------
                        Kevin Francis
                        President and Chief Executive Officer and Director (Principal Executive
                        Officer)
                        Dated:  July 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Abraham Ostrovsky                     /s/ Jeffrey McMullen
----------------------------------------  --------------------------------------------------------
Abraham Ostrovsky                         Jeffrey McMullen
Chairman and Director                     Senior Vice President, Finance and Chief Financial
                                          Officer (Principal Financial and Accounting Officer)
Dated:  July 16, 2001                     Dated:  July 16, 2001
/s/ John Gleed                            /s/  Patrick Martin
----------------------------------------  --------------------------------------------------------
John Gleed                                Patrick Martin
Director                                  Director
Dated:  July 16, 2001                     Dated:  July 16, 2001
/s/ Paul Bates                            /s/ Deborah L. Weinstein
----------------------------------------  --------------------------------------------------------
Paul Bates                                Deborah L. Weinstein
Director                                  Secretary and Director
Dated:  July 16, 2001                     Dated:  July 16, 2001
                                          /s/ Stephen A. Holinski
                                          --------------------------------------------------------
                                          Stephen A. Holinski
                                          Director
                                          Dated:  July 16, 2001
