Form 10-Q
period 2001-07-31
JETFORM CORP
filed 2001-09-14
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period From ________ To ________

                         Commission file number 1-111898

                               JETFORM CORPORATION
             (Exact name of registrant as specified in its charter)

         CANADA                                                   N/A
-------------------------------                        -------------------------
(state or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                              560 Rochester Street
                         Ottawa, Ontario K1S 5K2, Canada
                         -------------------------------
                    (Address of principal executive offices)

                                 (613) 230-3676
                                 ---------------
               Registrant's telephone number (including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No
                                      -        -

                      APPLICABLE ONLY TO CORPORATE ISSUERS
               The number of the issuer's Common Shares outstanding
                        on September 07, 2001: 24,897,143

                               JETFORM CORPORATION
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as at July 31, 2001,
          and April 30, 2001                                               3

          Consolidated Statements of Operations for the three
          month periods ended July 31, 2001 and July 31, 2000              4

          Consolidated  Statements of  Comprehensive  Income for
          the three month periods ended July 31, 2001 and July 31,
          2000                                                             5

          Consolidated Statements of Cash Flows for the three
          month periods ended July 31, 2001 and July 31, 2000              6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               24

Item 6.   Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                25

This Quarterly Report on Form 10-Q ("Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 2 of Part I and Item 1 of Part II herof, as well as within this Report generally. In addition, when used in this Report, the words "believes", "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of changes in technology, changes in industry standards, new product introduction by competitors, increased participation in the enterprise software market by major corporations and other matters set forth in this Report. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                       JETFORM CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                    (in thousands of Canadian dollars, except share amounts)

                                                               July 31,             April 30,
                                                                 2001                 2001
                                                             --------------        ------------
                                             ASSETS
Current assets
  Cash and cash equivalents..............................          $38,021             $41,426
  Accounts receivable (Note 2)...........................           27,383              28,488
  Term accounts receivable (Note 2)......................            2,568               3,962
  Unbilled receivables...................................            2,245               2,399
  Inventory..............................................              954                 869
  Prepaid expenses ......................................            3,690               3,684
                                                              -------------        ------------
                                                                    74,861              80,828
  Fixed assets (Note 3)..................................           12,215              12,722
  Other assets (Note 4)..................................           21,084              21,126
                                                              -------------        ------------
                                                                 $ 108,160           $ 114,676
                                                              =============        ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable.......................................           $3,270              $4,039
  Accrued liabilities ...................................            9,571              11,911
  Unearned revenue.......................................           16,033              15,788
  Obligations under capital lease (Note 10)..............              778                 919

                                                             --------------        ------------

                                                                    29,652              32,657
  Accrued liabilities (Note 8)...........................              318                 446
  Term loan (Note 5).....................................           10,000              10,000
  Obligations under capital lease (Note 10)..............            1,213               1,011

                                                             --------------        ------------
                                                                    41,183              44,114
                                                             --------------        ------------


Shareholders' equity
  Capital stock (Issued and outstanding--24,897,143
  Common Shares at July 31, 2001; 24,831,527
  Common  Shares at April  30, 2001) ....................         272,948             272,587
  Cumulative translation adjustment......................          (4,554)             (4,206)
  Deficit................................................        (201,417)           (197,819)
                                                             --------------        ------------
                                                                    66,977              70,562
                                                             --------------        ------------

                                                                  $108,160            $114,676
                                                             ==============        ============

    (the accompanying notes are an integral part of these consolidated financial statements)

                                   JETFORM CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands of Canadian dollars except share and per share amounts)

                                                        Three Months ended July 31,
                                                    ------------------------------------
                                                         2001                 2000
                                                    ----------------     ---------------
Revenues
  Product................................                  $ 13,508            $ 12,654
  Service................................                    12,853               9,401
                                                    ----------------     ---------------
                                                             26,361              22,055
                                                    ----------------     ---------------
Costs and expenses
  Cost of product........................                     1,411               2,014
  Cost of service........................                     4,564               2,687
  Sales and marketing....................                    13,717              12,688
  General and administrative.............                     2,372               2,474
  Research and development (Note 6)......                     5,194               3,947
  Depreciation and amortization..........                     2,649               2,587
                                                    ----------------     ---------------
                                                             29,907              26,397
                                                    ----------------     ---------------
Operating loss                                              (3,546)             (4,342)
  Net investment income .................                        66                 115
  Other income (expense).................                        13                (81)
                                                    ----------------     ---------------
Loss before taxes                                           (3,467)             (4,308)

Income tax
  Current  (Note 7)......................                     (131)               (158)
                                                    ----------------     ---------------
Net loss                                                  $ (3,598)           $ (4,466)
                                                    ================     ===============
Basic loss per share
  Net loss per share.....................                  $ (0.14)            $ (0.22)
  Weighted average number of shares......                24,850,784          20,063,789
Fully diluted loss per share
Net loss per share.......................                  $ (0.14)            $ (0.22)
Weighted average number of shares........                24,850,784          20,063,789

 (the accompanying notes are an integral part of these consolidated financial statements)

                                   JETFORM CORPORATION
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           (in thousands of Canadian dollars)

                                                       Three Months ended July 31,
                                                    -----------------------------------
                                                          2001               2000
                                                    -----------------    --------------
Net loss.....................................               $(3,598)          $(4,466)
Other comprehensive loss:....................
   Cumulative translation adjustment
    (net of tax of nil)......................                  (348)              524
                                                    -----------------    --------------
Comprehensive loss...........................               $(3,946)          $(3,942)
                                                    =================    ==============

 (the accompanying notes are an integral part of these consolidated financial statements)

                                          JETFORM CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands of Canadian dollars)


                                                                     Three Months ended July 31,
                                                               ---------------------------------------
                                                                       2001                  2000
                                                               ------------------    -----------------
            Cash provided from (used in):
            Operating activities
            Net loss................................                    $(3,598)             $(4,466)
            Items not involving cash:
              Depreciation and amortization.........                      2,810                3,488
              Deferred income taxes.................                         --                  (58)
              Other non-cash items..................                        953                  745
            Net change in operating components
              of working capital (Note 11)..........                       (721)             (10,263)
                                                               ------------------    -----------------
                                                                           (556)             (10,554)
                                                               ------------------    -----------------
            Investing activities
            Purchase of fixed assets................                       (725)              (2,254)
            Purchases of other assets...............                     (1,314)                (549)
                                                               ------------------    -----------------
                                                                         (2,039)              (2,803)
                                                               ------------------    -----------------
            Financing activities
            Proceeds from issuance of shares.......                         199                  195
            Capital lease repayments...............                        (739)                  --
                                                               ------------------    -----------------

                                                                           (540)                 195
                                                               ------------------    -----------------

            Effect of exchange rate changes on cash                        (270)                 141
                                                               ------------------    -----------------

            Decrease in cash and cash
              Equivalents..........................                      (3,405)             (13,021)
            Cash and cash equivalents, beginning
              of period............................                      41,426               42,092
                                                               ------------------    -----------------
            Cash and cash equivalents, end of
              Period...............................                     $38,021              $29,071
                                                               ==================    =================

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

The unaudited interim financial statements should be read in conjunction with and follow the same accounting policies and methods of application as the most recent annual financial statements of April 30, 2001.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $2.7 million at July 31, 2001, and $2.9 million at April 30, 2001.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). For the three months ended July 31, 2001, the discount rate used was 6.5%. Under an irrevocable commitment to purchase product, the customer commits to pay a minimum amount over a specified period of time in return for the right to use or resell up to a specific number of copies of a delivered product.

     The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). The net amount of these receivables at July 31, 2001, and April 30, 2001 was $2.6 million and $4.0 million, respectively.

     The Company's customer base consists of large numbers of diverse customers dispersed across many industries and geographies. As a result, concentration of credit risk with respect to accounts receivable and term accounts receivable is not significant.

3.   FIXED ASSETS

                                            July 31, 2001
                                ------------------------------------
                                           Accumulated      Net book
                                Cost       depreciation      value
                                ----       ------------     --------
                                 (in thousands of Canadian dollars)

Computer equipment........     $20,590        $14,790       $ 5,800
Furniture and fixtures....       9,228          5,702         3,526
Leasehold improvements....       5,043          2,154         2,889
                               -------        -------       -------
                               $34,861        $22,646       $12,215
                               =======        =======       =======

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                            April 30, 2001
                                 ------------------------------------
                                            Accumulated      Net book
                                 Cost       depreciation      value
                                 ----       ------------     --------
                                 (in thousands of Canadian dollars)
Computer equipment........      $20,013        $13,999       $ 6,014
Furniture and fixtures....        9,152          5,424         3,728
Leasehold improvements....        4,974          1,994         2,980
                                -------        -------       -------
                                $34,139        $21,417       $12,722
                                =======        =======       =======

4.   OTHER ASSETS

                                                             July 31, 2001
                                          -----------------------------------------------------

                                                              Accumulated          Net book
                                              Cost            amortization          value
                                          -------------      --------------     ---------------
                                                   (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade names and workforce............  $16,081             $11,502           $ 4,579
   Software...............................   17,064               7,728             9,336
   Goodwill...............................    2,201               1,356               845
   Licenses, marketing and distribution
     rights...............................    6,743               3,556             3,187
   Capitalized software costs.............   17,294              16,492               802
   Other assets...........................    6,521               4,186             2,335
                                          -------------      --------------     ---------------
                                            $65,904             $44,820           $21,084
                                          =============      ==============     ===============

                                                             April 30, 2001
                                          -----------------------------------------------------
                                                              Accumulated          Net book
                                             Cost             amortization          value
                                          -------------      --------------     ---------------
                                                   (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade names and workforce..........    $16,081             $11,146              $4,935
   Software.............................     16,955               8,105               8,850
   Goodwill.............................      2,203               1,319                 884
   Licenses, marketing and distribution
     rights.............................      6,792               3,375               3,417
   Capitalized software costs...........     17,294              16,331                 963
   Other assets.........................      6,234               4,157               2,077
                                          -------------      --------------     ---------------
                                            $65,559             $44,433             $21,126
                                          =============      ==============     ===============


5.   FINANCIAL INSTRUMENTS AND CREDIT FACILITY

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at July 31, 2001 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.1 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on August 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at July 31, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until October 19, 2001, at 4.29%. The Company had no borrowings against its revolving line of credit as at July 31, 2001. The Company has granted, as collateral for the $20 million credit facility, a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

     JetForm uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. As at July 31, 2001, the Company had no outstanding foreign exchange financial instruments.

6.   RESEARCH AND DEVELOPMENT EXPENSE

     The following table provides a summary of development costs deferred and the related amortization and write down charged to cost of product in the three months ended July 31, 2001 and July 31, 2000.


                                              Three Months ended July 31,
                                              ---------------------------
                                                2001                2000
                                                ----                ----
                                           (in thousands of Canadian dollars)

Research and development costs........     $5,194                  $4,847
Capitalized software costs............        --                     (900)
                                           ------                  -------
Net research and development expense..     $5,194                  $3,947
                                           ======                  ======
Amortization of development costs
charged to cost of product............     $  161                  $  799
                                           ======                  ======

7.   INCOME TAXES

As at July 31, 2001, the Company had net deferred tax assets of $69.9 million (July 31, 2000, $58.9 million), the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of these net deferred tax assets such that a valuation allowance of $69.9 million (July 31, 2000, $53.2 million) has been applied. During the quarter ended July 31, 2001, the Company recorded a provision for current taxes of $131,000 (July 31, 2000, $158,000).

8.   PROVISION FOR RESTRUCTURING COSTS

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

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table summarizes the activity in the restructuring costs during the three months ended July 31, 2001:

                                           Employee                             Total       Non Cash       Total
                                          Termination   Facilities   Other      Costs        Costs       Provision
                                          -----------   ----------   -----      -----       --------     ---------
Restructuring provision............         $ 5,252       $ 2,914    $ 726     $ 8,892     $ 21,611      $ 30,503
Cash payments......................          (1,175)          (36)    (207)     (1,418)          --        (1,418)
Non-cash items.....................              --            --       --          --      (21,611)      (21,611)
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 1999............         $ 4,077       $ 2,878    $ 519     $ 7,474     $     --      $  7,474
Cash payments......................          (2,921)       (1,092)    (124)     (4,137)          --        (4,137)
Reductions.........................            (566)         (540)      --      (1,106)          --        (1,106)
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 2000............         $   590       $ 1,246    $ 395     $ 2,231     $     --      $  2,231
Cash payments......................            (468)         (236)    (121)       (825)          --          (825)
Reductions.........................            (122)         (567)      --        (689)          --          (689)
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 2001............         $    --       $   443    $ 274     $   717     $     --      $    717
Cash payments......................              --           (88)     (40)       (128)          --          (128)
Reductions.........................              --            --       --          --           --            --
                                            --------      --------   ------    --------    ---------     ---------
Balance, July 31, 2001.............         $    --       $   355    $ 234     $   589     $     --      $    589
                                            --------      --------   ------    --------    ---------     ---------
Long-term balance..................         $    --       $   306    $  12     $   318     $     --      $    318
                                            ========      ========   ======    ========    =========     =========

     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company was contractually obligated to pay. All employees were terminated on or before April 30, 1999.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the three months ended July 31, 2001, the Company's liability for vacant facilities was reduced by $88,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the three months ended July 31, 2001, the Company's liability related to this commitment was reduced by $40,000.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   SEGMENTED INFORMATION

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

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following tables sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                       Three months ended July 31, 2001
                                       (in thousands of Canadian dollars)
                                 -----------------------------------------------
                                                            Customer
                                 Product     Consulting     Support       Total
                                 -------     ----------     --------      -----
North America
Revenue.......................   $ 8,284      $ 3,252       $ 5,167      $16,703
Costs.........................     6,476        1,887         1,022        9,385
                                 -------      -------       -------      -------
Margin........................   $ 1,808      $ 1,365       $ 4,145      $ 7,318
                                 -------      -------       -------      -------
Europe
Revenue.......................   $ 3,833      $ 1,650       $ 2,268      $ 7,751
Costs.........................     3,883        1,112           543        5,538
                                 -------      -------       -------      -------
Margin........................   $   (50)     $   538       $ 1,725      $ 2,213
                                 --------     -------       -------      -------
Asia Pacific
Revenue.......................   $ 1,391      $   162       $  354      $ 1,907
Costs.........................     1,612           --           --        1,612
                                 -------      -------       ------      -------
Margin........................   $  (221)     $   162       $  354      $   295
                                 --------     -------       ------      -------
Total
Revenue.......................   $ 13,508     $ 5,064      $ 7,789      $26,361
Costs.........................     11,971       2,999        1,565       16,535
                                 --------     -------      -------      -------
Margin........................   $  1,537     $ 2,065      $ 6,224      $ 9,826
                                 --------     -------      -------      -------

Cost of product...............                                            1,411
Corporate marketing...........                                            1,746
Research and development......                                            5,194
General and administration....                                            2,372
Depreciation and
  amortization................                                            2,649
                                                                        --------
                                                                        $13,372
                                                                        --------
Operating loss ...............                                           (3,546)
Net investment income.........                                               79
                                                                        --------
Loss before taxes.............                                          $(3,467)
Provision for income taxes....                                             (131)
                                                                        --------
Net loss......................                                          $(3,598)
                                                                        ========

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                       Three months ended July 31, 2001
                                       (in thousands of Canadian dollars)
                                 -----------------------------------------------
                                                            Customer
                                 Product     Consulting     Support       Total
                                 -------     ----------     --------      -----
North America
Revenue.......................   $ 6,208       $ 1,343      $ 4,662    $ 12,213
Costs.........................     6,348           530        1,108       7,986
                                 --------      --------     --------   ---------
Margin........................   $ (140)       $   813      $ 3,554     $ 4,227
                                 --------      --------     --------   ---------
Europe
Revenue.......................   $ 4,808       $ 1,306      $ 1,757     $ 7,871
Costs.........................     2,928           565          484       3,977
                                 --------      --------     --------   ---------
Margin........................    $1,880         $ 741      $ 1,273     $ 3,894
                                 --------      --------     --------   ---------
Asia Pacific
Revenue.......................    $1,638          $196         $137      $1,971
Costs.........................     1,047             -            -       1,047
                                 --------      --------     --------   ---------
Margin........................      $591          $196         $137        $924
                                 --------      --------     --------   ---------
Total
Revenue.......................   $12,654        $2,845       $6,556     $22,055
Costs.........................    10,323         1,095        1,592      13,010
                                 --------      --------     --------   ---------
Margin........................    $2,331        $1,750       $4,964      $9,045
                                 --------      --------     --------   ---------
Cost of product...............                                            2,014
Corporate marketing...........                                            2,365
Research and development......                                            3,947
General and administration....                                            2,474
Depreciation and amortization                                             2,587
                                                                        --------
                                                                        $13,387
                                                                        --------
Operating loss ...............                                          (4,342)
Net investment income.........                                               34
                                                                        --------
Loss before taxes.............                                          $(4,308)
Provision for income taxes....                                             (158)
                                                                        --------
Net loss......................                                          $(4,466)
                                                                        ========

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  CAPITAL LEASE OBLIGATION

     The Company leases certain computer hardware and software under capital lease agreements. The capital leases have been recorded as fixed assets, other assets, and capital lease obligations in the accompanying financial statements. Depreciation related to the capital leases is included in depreciation and amortization expense for the three months ended July 31, 2001.

     The total future minimum lease payments under capital leases at July 31, 2001 are as follows:


                                                                   in thousands
                                                                   of Canadian
   Years ending April 30,                                            dollars

        2002................................................         $  677
        2003................................................            853
        2004................................................            624
        2005................................................             42
                                                                     -------
        Total minimum lease payment.........................          2,196
        Less amounts representing interest..................           (205)
                                                                     -------
        Present value of net minimum lease payments..........        $1,991

        Less current portion.................................          (778)
                                                                     -------
        Long term portion....................................        $1,213
                                                                     =======

11.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

     The net change in operating components of working capital is comprised of:


                                             Three Months ended July 31,
                                            ------------------------------
                                               2001              2000
                                            ------------      ------------
                                             (in thousands of Canadian
                                                     dollars)
  Decrease (increase) in:
  Accounts receivable and term
    accounts receivable............             $ 2,190         $ (4,676)
  Unbilled receivables.............                 164              169
  Inventory........................                 (85)              42
  Prepaid expenses.................                  (4)            (242)

  Increase (decrease) in:
  Accounts payable.................                (683)          (3,679)
  Accrued liabilities..............              (2,677)            (899)
  Unearned revenue.................                 374             (978)
                                                 -------        ---------
                                                $  (721)         $(10,263)
                                                ========         =========

                               JETFORM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") has issued the Statement of Financial Standards ("SFAS") No.141, Business Combinations, that will require all business combinations to use the purchase method of accounting. This pronouncement is effective for all business combinations initiated after June 30, 2001. The FASB has also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will require intangible assets with an indefinite life and goodwill to be tested for impairment on an annual basis. Goodwill and indefinite life intangibles will no longer be amortized. Intangible assets with a definite life will continue to be amortized over their useful life. This pronouncement will be effective for the Company's fiscal year beginning May 1, 2002. Management believes the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on the Company's financial condition or results of operations.

     In June 1998, the FASB issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS No.137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 has had no impact on the Company's financial condition or results of operations.

13.  COMPARATIVE RESULTS

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

Results of Operations

     The Company's revenues and operating results have varied substantially from period to period. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 51% of total revenue for the quarter ended July 31, 2001.

     Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 49% of total revenue for the quarter ended July 31, 2001.

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provision for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development application development services and provision for bad debts. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. General and administrative expenses include personnel and occupancy costs related to administrative personnel. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its fixed assets and other assets. Any impairments in the carrying value are recognized at that time.

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:


                                         Three months ended July 31,
                              --------------------------------------------------
                                       2001                      2000
                              -----------------------    -----------------------
                                     (in thousands of Canadian dollars)

Product revenue....              $13,508        100%       $12,654          100%
Cost of product....                1,411         10%         2,014           16%
                              -----------    --------    ----------    ---------
Product margin.....              $12,097         90%        10,640           84%
                              ===========    ========    ==========    =========

Service revenue....              $12,853        100%         9,401          100%
Cost of service....                4,564         36%         2,687           29%
                              -----------    --------    ----------    ---------
Service margin.....               $8,289         64%         6,714           71%
                              ===========    ========    ==========    =========

Total revenue......             $ 26,361        100%        22,055          100%
Costs of product and service       5,975         23%         4,701           21%
                              -----------    --------    ----------    ---------
Product and service margin       $20,386         77%       $17,354           79%
                              ===========    ========    ==========    =========

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                                    Three months ended July 31,
                                                    ----------------------------
                                                        2001            2000
                                                    -------------    -----------
      REVENUES
        Product................................              51%             57%
        Service................................              49%             43%
                                                    -------------    -----------
                                                            100%            100%
                                                    -------------    -----------
      COSTS AND EXPENSES
        Cost of product........................               5%              9%
        Cost of service........................              17%             12%
        Sales and marketing....................              52%             58%
        General and administrative.............               9%             11%
        Research and development...............              20%             18%
        Depreciation and amortization..........              10%             12%
                                                    -------------    -----------
                                                            113%            120%
                                                    -------------    -----------
      OPERATING LOSS...........................             -13%            -20%
      Interest and other income (expense)......               --              --
                                                    -------------    -----------
      LOSS BEFORE TAXES........................             -13%            -20%
      Provision for income taxes...............              -1%             -1%
                                                    -------------    -----------
      NET LOSS.................................             -14%            -20%
                                                    =============    ===========

     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:


                                     Three months ended July 31,          Period to Period
                                                                         Increase (Decrease)
                                    ------------------------------      ----------------------
                                        2001             2000               2001 to 2000
                                    -------------     ------------      ----------------------
                                      (in thousands of Canadian
                                              dollars)
Product revenue by region
United States and Canada....            $  8,284         $  6,208                33%
Europe......................               3,833            4,808               -20%
Rest of World...............               1,391            1,638               -15%
                                    -------------     ------------      ----------------------
                                        $ 13,508         $ 12,654                7%
                                    =============     ============      ======================

                                     Three months ended July 31,          Period to Period
                                                                         Increase (Decrease)
                                    ------------------------------      ----------------------
                                        2001             2000               2001 to 2000
                                    -------------     ------------      ----------------------
                                      (in thousands of Canadian
                                              dollars)
Product revenue by channel
in North America
End Users...................             $ 2,607          $ 4,989               -48%
Reseller and OEM............               5,677            1,219               366%
                                    -------------     ------------      ----------------------
                                         $ 8,284          $ 6,208                33%
                                    =============     ============      ======================

Three Months Ended July 31, 2001, Compared to Three Months Ended July 31, 2000

Revenues

     Total Revenues: Total revenues increased 20% to $26.4 million for the three months ended July 31, 2001, from $22.1 million for the three months ended July 31, 2000. Total revenues consisted of 51% product revenue and 49% service revenue for the three months ended July 31, 2001.

     Product Revenue: Product revenue increased 7% to $13.5 million for the three months ended July 31, 2001, from $12.7 million for the three months ended July 31, 2000. Product revenue derived from North America, Europe and Rest of World represented 61%, 28% and 11%, respectively, of product revenue for the three months ended July 31, 2001, as compared to 49%, 38% and 13%, respectively, of product revenue for the three months ended July 31, 2000.

     Product revenue derived from North America increased 33% to $8.3 million for the three months ended July 31, 2001, from $6.2 million for the three months ended July 31, 2000. Reseller and OEM sales, which represented 69% of North American product revenue, increased 366% to $5.7 million for the three months ended July 31, 2001, from $1.2 million for the three months ended July 31, 2000 due primarily to an increase in government reseller sales. Product revenue from direct sales, which represented 31% of North American product revenue, decreased 48% to $2.6 million for the three months ended July 31, 2001, from $5.0 million for the three months ended July 31, 2000. This was a result of a number of large deals during the first quarter of fiscal year 2001 being in the direct sales channel as compared to the first quarter of fiscal year 2002 which saw a number of large deals in the Reseller channel.

     Product revenue derived from Europe decreased 20% to $3.8 million for the three months ended July 31, 2001, from $4.8 million for the three months ended July 31, 2000, due to decreased license revenue from the United Kingdom, where a significant sale had taken place in the prior fiscal year's first quarter.

     Product revenue derived from Rest of World decreased 15% to $1.4 million for the three months ended July 31, 2001, from $1.6 million for the three months ended July 31, 2000, primarily due to decreased reseller revenue from Japan and Australia.

     Service Revenue: Service revenue increased 37% to $12.9 million for the three months ended July 31, 2001, from $9.4 million for the three months ended July 31, 2000. For the three months ended July 31, 2001, maintenance and support revenue increased 19% to $7.8 million from $6.6 million for the three months ended July 31, 2000. The Company's consulting revenue increased 78% to $5.1 million for the three months ended July 31, 2001, from $2.8 million for the three months ended July 31, 2000. The increase in consulting revenue was a direct result of sales efforts to increase the amount and size of ongoing professional service projects over the past year.

Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $29.9 million for the three months ended July 31, 2001, an increase of 13% from $26.4 million for the three months ended July 31, 2000.

     Cost of Product: Cost of product decreased 30% to $1.4 million for the three months ended July 31, 2001, from $2.0 million for the three months ended July 31, 2000. These costs represent 10% and 16% of product revenue for the three months ended July 31, 2001 and July 31, 2000, respectively. The decrease is related to a decrease in amortization of capitalized software costs. During fiscal year 2001, the company wrote down the value of capitalized software costs. The write-down was attributable to management's analysis that the life cycles of some of its products had come to an end. Total capitalized software costs charged to cost of product revenue decreased 80% to $161,000 for the three months ended July 31, 2001, from $799,000 for the three months ended July 31, 2000. Total bad debt expense decreased 40% to $317,000 for the three months ended July 31, 2001, from $524,000 for the three months ended July 31, 2000.

     Cost of Service: Cost of service increased 70% to $4.6 million for the three months ended July 31, 2001, from $2.7 million for the three months ended July 31, 2000 due to the company's increasing consulting revenue in addition to the number of resources dedicated to consulting and customer support activities. The service margin decreased to 64% for the three months ended July 31, 2001, from 71% for the three months ended July 31, 2000.

     Costs of Product and Service: Costs of product and service increased 27% to $6.0 million for the three months ended July 31, 2001, from $4.7 million for the three months ended July 31, 2000. Product and service margin decreased to 77% for the three months ended July 31, 2001, from 79% for the three months ended July 31, 2000.

     Sales and Marketing: Sales and marketing expenses increased 8% to $13.7 million for the three months ended July 31, 2001 from $12.7 million for the three months ended July 31, 2000, as a result of the company's expansion of its worldwide sales force. As a percentage of total revenues, sales and marketing decreased to 52% for the three months ended July 31, 2001, from 58% for the three months ended July 31, 2000.

     General and Administrative: General and administrative expenses decreased 4% to $2.4 million for the three months ended July 31, 2001, from $2.5 million for the three months ended July 31, 2000. As a percentage of total revenues, general and administrative expenses decreased to 9% for the three months ended July 31, 2001, from 11% for the three months ended July 31, 2000.

     Research and Development: Research and development expenses increased 32% to $5.2 million for the three months ended July 31, 2001, from $3.9 million for the three months ended July 31, 2000, primarily due to a reduction in the amount of capitalized software costs. During the three months ended July 31, 2001, the Company did not capitalize any costs related to software development as compared to $900,000 for the three months ended July 31, 2000. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in the quarter ended July 31, 2001 to the extent they were for the quarter ended July 31, 2000 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were minimal. Research and development expense as a percentage of product revenue increased to 38% for the three months ended July 31, 2001, from 31% for the three months ended July 31, 2000.

     Depreciation and Amortization: Depreciation and amortization remained constant at $2.6 million for the three months ended July 31, 2001 and July 31, 2000.

     Operating Loss: Operating loss was $3.5 million for the three months ended July 31, 2001, compared to $4.3 million for the three months ended July 31, 2000. The decrease in operating loss is primarily a result of the higher increase in revenue offset by the increase in expenses.

     Net Investment and Other Income (Expense): Net investment and other income was approximately $79,000 for the three months ended July 31, 2001, compared to $34,000 for the three months ended July 31, 2000.

     Provision for Income Taxes: The Company recorded a provision for current income taxes of $131,000 during the three months ended July 31, 2001, compared to a provision for current income taxes of $158,000 for the three months ended July 31, 2000.

Liquidity and Capital Resources

     As at July 31, 2001, and April 30, 2001, the Company had $38.0 million and $41.4 million of cash and cash equivalents respectively. During the three months ended July 31, 2001, the Company's cash and cash equivalents decreased by approximately $3.4 million primarily due to the purchase of fixed and other assets, the repayment of certain capital lease obligations, an increase in accounts receivable and a decrease in accounts payable.

Operations

     The Company decreased its investment in the non-cash operating components of working capital during the three months ended July 31, 2001, by approximately $721,000, primarily due to an increase in accounts receivable and decreases in accounts payable and accrued liabilities.

     The Company purchased approximately $725,000 of fixed assets in the three months ended July 31, 2001 including computer hardware, office equipment, furniture and leasehold improvements. During the three months ended July 31, 2001, the Company invested $1.3 million in other assets related primarily to the purchase of software.

     During the three months ended July 31, 2001, the Company generated cash of approximately $199,000 relating to the Company's stock purchase plan, and the exercise of stock options by employees and others.

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable decreased $2.5 million to $30.0 million at July 31, 2001 from $32.5 million at April 30, 2001, primarily due to the decrease in the current quarter's revenue compared to the fourth quarter of fiscal 2001, combined with the Company's continued focus on collections. Accounts receivable excluding term accounts receivable decreased to $27.4 million at July 31, 2001, from $28.5 million at April 30, 2001. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $1.4 million to $2.6 million for the three months ended July 31, 2001, from $4.0 million on April 30, 2001 due to a reduction in the Company's practice of granting extended payment terms.

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

     The following table summarizes the activity in the restructuring costs during the three months ended July 31, 2001:

                                           Employee                             Total       Non Cash       Total
                                          Termination   Facilities   Other      Costs        Costs       Provision
                                          -----------   ----------   -----      -----       --------     ---------
Restructuring provision............         $ 5,252       $ 2,914    $ 726     $ 8,892     $ 21,611      $ 30,503
Cash payments......................          (1,175)          (36)    (207)     (1,418)          --        (1,418)
Non-cash items.....................              --            --       --          --      (21,611)      (21,611)
                                            --------      --------   ------    --------    ---------     ---------
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 1999............         $ 4,077       $ 2,878    $ 519     $ 7,474     $     --      $  7,474
Cash payments......................          (2,921)       (1,092)    (124)     (4,137)          --        (4,137)
Reductions.........................            (566)         (540)      --      (1,106)          --        (1,106)
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 2000............         $   590       $ 1,246    $ 395     $ 2,231     $     --      $  2,231
Cash payments......................            (468)         (236)    (121)       (825)          --          (825)
Reductions.........................            (122)         (567)      --        (689)          --          (689)
                                            --------      --------   ------    --------    ---------     ---------
Balance, April 30, 2001............         $    --       $   443    $ 274     $   717     $     --      $    717
Cash payments......................              --           (88)     (40)       (128)          --          (128)
Reductions.........................              --            --       --          --           --            --
                                            --------      --------   ------    --------    ---------     ---------
Balance, July 31, 2001.............         $    --       $   355    $ 234     $   589     $     --      $    589
                                            --------      --------   ------    --------    ---------     ---------
Long-term balance..................         $    --       $   306    $  12     $   318     $     --      $    318
                                            ========      ========   ======    ========    =========     =========

     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company was contractually obligated to pay. All employees were terminated on or before April 30, 1999.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the three months ended July 31, 2001, the Company's liability for vacant facilities was reduced by $88,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the three months ended July 31, 2001, the Company's liability related to this commitment was reduced by $40,000.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

Financial Instruments and Credit Facility

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at July 31, 2001 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.1 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada. The credit facility is made up of (i) a $10 million term facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of the Bank from time to time and is payable on August 1, 2002; and (ii) a $10 million revolving line of credit which bears interest at the prime rate of the Bank from time to time. As at July 31, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until October 19, 2001, at 4.29%. The Company had no borrowings against its revolving line of credit as at July 31, 2001. The Company has granted, as collateral for the $20 million credit facility, a general security agreement over JetForm's assets, including a pledge of the shares of certain subsidiaries.

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the foreseeable future. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

     JetForm uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. JetForm does not enter into financial instruments for speculative or trading purposes. As at July 31, 2001, the Company had no outstanding foreign exchange financial instruments.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") has issued the Statement of Financial Standards ("SFAS") No.141, Business Combinations, that will require all business combinations to use the purchase method of accounting. This pronouncement is effective for all business combinations initiated after June 30, 2001. The FASB has also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will require intangible assets with an indefinite life and goodwill to be tested for impairment on an annual basis. Goodwill and indefinite life intangibles will no longer be amortized. Intangible assets with a definite life will continue to be amortized over their useful life. This pronouncement will be effective for the Company's fiscal year beginning May 1, 2002. Management believes the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on the Company's financial condition or results of operations.

     In June 1998, the FASB issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS No.137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 has had no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending April 30, 2002.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended July 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JetForm Corporation

September 14, 2001          /s/ A. Kevin Francis
--------------------        ----------------------------------------------------
        Date                A. Kevin Francis
                            President and Chief Executive Officer and Director
                            (Principal Executive Officer)

September 14, 2001          /s/ Jeffrey McMullen
--------------------        ----------------------------------------------------
        Date                Jeffrey McMullen
                            Senior Vice President, Finance and Chief Financial
                            Officer (Principal Financial and Accounting Officer)