Form 10-Q/A
period 2001-07-31
ACCELIO CORP
filed 2001-10-30
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period From __________ To __________

                         Commission file number 1-111898


                               ACCELIO CORPORATION
             (Exact name of registrant as specified in its charter)


         CANADA                                                  N/A
---------------------------                           --------------------------
(state or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                              560 Rochester Street
                         Ottawa, Ontario K1S 5K2, Canada
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (613) 230-3676
                   -----------------------------------------
               Registrant's telephone number (including area code)


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

                               JETFORM CORPORATION
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as at July 31, 2001, and              3
            April  30, 2001

         Consolidated Statements of Operations for the three month         4
           periods ended July 31, 2001 and July 31, 2000

         Consolidated Statements of Comprehensive Income for the           5
           three months periods ended July 31, 2001 and July 31, 2000

         Consolidated Statements of Cash Flows for the three month         6
           periods ended July 31, 2001 and July 31, 2000

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial                16
           Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                24

Item 6.  Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                25








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

                               JETFORM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            (in thousands of Canadian dollars, except share amounts)

                                                                July 31,              April 30,
                                                                  2001                   2001
                                                             ----------------        -------------
                                             ASSETS
Current assets
  Cash and cash equivalents..............................            $38,021              $41,426
  Accounts receivable (Note 2)...........................             23,478               28,488
  Term accounts receivable (Note 2)......................              2,568                3,962
  Unbilled receivables...................................              2,245                2,399
  Inventory..............................................                954                  869
  Prepaid expenses ......................................              3,690                3,684
                                                              ---------------        -------------
                                                                      70,956               80,828
  Fixed assets (Note 3)..................................             12,215               12,722
  Other assets (Note 4)..................................             21,084               21,126
                                                              ---------------        -------------
                                                                   $ 104,255            $ 114,676
                                                              ===============        =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.......................................             $3,270               $4,039
  Accrued liabilities ...................................              9,571               11,911
  Unearned revenue.......................................             15,488               15,788
  Obligations under capital lease (Note 10)..............                778                  919
                                                              ---------------        -------------
                                                                      29,107               32,657
  Accrued liabilities (Note 8)...........................                318                  446
  Term loan (Note 5).....................................             10,000               10,000
  Obligations under capital lease (Note 10)..............              1,213                1,011
                                                              ---------------        -------------
                                                                      40,638               44,114
                                                              ---------------        -------------

Shareholders' equity
  Capital stock (Issued and outstanding--24,897,143
  Common Shares at July 31, 2001; 24,831,527
  Common  Shares at April  30, 2001) ....................            272,948               272,587
  Cumulative translation adjustment......................             (4,554)               (4,206)
  Deficit................................................           (204,777)             (197,819)
                                                              ---------------        -------------
                                                                      63,617                70,562
                                                              ---------------        -------------
                                                                     $104,255             $114,676
                                                              ===============        =============

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (in thousands of Canadian dollars except share and per share amounts)


                                                          Three Months ended July 31,
                                                    --------------------------------------
                                                          2001                  2000
                                                    -----------------      ---------------
Revenues
  Product................................                   $ 10,198             $ 12,654
  Service................................                     12,803                9,401
                                                    -----------------      ---------------
                                                              23,001               22,055
                                                    -----------------      ---------------
Costs and expenses
  Cost of product........................                      1,411                2,014
  Cost of service........................                      4,564                2,687
  Sales and marketing....................                     13,717               12,688
  General and administrative.............                      2,372                2,474
  Research and development (Note 6)......                      5,194                3,947
  Depreciation and amortization..........                      2,649                2,587
                                                    -----------------      ---------------
                                                              29,907               26,397
                                                    -----------------      ---------------
Operating loss                                                (6,906)              (4,342)
  Net investment income .................                         66                  115
  Other income (expense).................                         13                  (81)
                                                    -----------------      ---------------
Loss before taxes                                             (6,827)              (4,308)

Income tax
  Current  (Note 7)......................                       (131)                (158)
                                                    -----------------      ---------------
Net loss                                                    $ (6,958)            $ (4,466)
                                                    =================      ===============
Basic loss per share
  Net loss per share.....................                   $  (0.28)            $  (0.22)
  Weighted average number of shares......                 24,850,784           20,063,789
Fully diluted loss per share
Net loss per share.......................                   $  (0.28)             $ (0.22)
Weighted average number of shares........                 24,850,784           20,063,789

                 (the accompanying notes are an integral part of
                    these consolidated financial statements)

                               JETFORM CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (in thousands of Canadian dollars)


                                                        Three Months ended July 31,
                                                     -----------------------------------
                                                           2001               2000
                                                     -----------------    --------------

Net loss.....................................               $(6,958)          $(4,466)
Other comprehensive loss:....................
  Cumulative translation adjustment
  (net of tax of nil)........................                  (348)              524
                                                     -----------------    --------------
 Comprehensive loss...........................              $(7,306)          $(3,942)
                                                     =================    ==============

                  (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Canadian dollars)

                                                         Three Months ended July 31,
                                                   ---------------------------------------
                                                           2001                  2000
                                                   ------------------    -----------------
Cash provided from (used in):
Operating activities
Net loss................................                   $(6,958)             $(4,466)
Items not involving cash:
  Depreciation and amortization.........                     2,810                3,488
  Deferred income taxes.................                        --                  (58)
  Other non-cash items..................                       953                  745
Net change in operating components
  of working capital (Note 11)...........                    2,639               (10,263)
                                                   ------------------    -----------------
                                                               (556)             (10,554)
                                                   ------------------    -----------------
Investing activities
Purchase of fixed assets................                       (725)              (2,254)
Purchases of other assets...............                     (1,314)                (549)
                                                   ------------------    -----------------
                                                             (2,039)              (2,803)
                                                   ------------------    -----------------
Financing activities
Proceeds from issuance of shares.......                         199                  195
Capital lease repayments................                       (739)                  --
                                                   ------------------    -----------------
                                                               (540)                 195
                                                   ------------------    -----------------

Effect of exchange rate changes on cash                        (270)                 141
                                                   ------------------    -----------------

Decrease in cash and cash
  Equivalents...........................                     (3,405)             (13,021)
Cash and cash equivalents, beginning
  of period.............................                     41,426               42,092
                                                   ------------------    -----------------
Cash and cash equivalents, end of
  Period................................                    $38,021              $29,071
                                                   ==================    =================


                  (the accompanying notes are an integral part of these consolidated financial statements)

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

3.  FIXED ASSETS

                                                    July 31, 2001
                             -----------------------------------------------------
                                                Accumulated           Net book
                                 Cost           depreciation            value
                             -------------    -----------------    ---------------
                                      (in thousands of Canadian dollars)

Computer equipment....            $20,590              $14,790             $5,800
Furniture and fixtures              9,228                5,702              3,526
Leasehold improvements              5,043                2,154              2,889
                             -------------    -----------------    ---------------
                                  $34,861              $22,646            $12,215
                             =============    =================    ===============

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                April 30, 2001
                             -----------------------------------------------------
                                                Accumulated         Net book
                                  Cost          depreciation          value
                             -------------    -----------------    ---------------
                                      (in thousands of Canadian dollars)
Computer equipment.......         $20,013              $13,999             $6,014
Furniture and fixtures...           9,152                5,424              3,728
Leasehold improvements...           4,974                1,994              2,980
                             -------------    -----------------    ---------------
                                  $34,139              $21,417            $12,722
                             =============    =================    ===============

4.  OTHER ASSETS/

                                               July 31, 2001
                             -----------------------------------------------------
                                                Accumulated         Net book
                                  Cost          depreciation          value
                             -------------    -----------------    ---------------
                                      (in thousands of Canadian dollars)
Delrina technology,
  trademarks, trade names
  and workforce..........         $16,081              $11,502             $4,579
Software.................          17,064                7,728              9,336
Goodwill.................           2,201                1,356                845
Licenses, marketing and
  distribution rights....           6,743                3,556              3,187
Capitalized software
  costs..................          17,294               16,492                802
Other assets.............           6,521                4,186              2,335
                             -------------    -----------------    ---------------
                                  $65,904              $44,820            $21,084
                             =============    =================    ===============

                                               April 30, 2001
                             -----------------------------------------------------
                                                Accumulated         Net book
                                  Cost          depreciation          value
                             -------------    -----------------    ---------------
                                      (in thousands of Canadian dollars)
Delrina technology,
  trademarks, trade names
  and workforce..........         $16,081              $11,146             $4,935
Software.................          16,955                8,105              8,850
Goodwill.................           2,203                1,319                884
Licenses, marketing and
  distribution rights....           6,792                3,375              3,417
Capitalized software
  costs..................          17,294               16,331                963
Other assets.............           6,234                4,157              2,077
                             -------------    -----------------    ---------------
                                  $65,559              $44,433            $21,126
                             =============    =================    ===============

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

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                                                             Three Months ended July 31,
                                                        ---------------------------------------
                                                               2001                  2000
                                                        -------------------      --------------
                                                          (in thousands of Canadian dollars)
Research and development costs........                            $ 5,194              $
                                                                                         4,847
Capitalized software costs............                                 --                 (900)
                                                        -------------------      --------------
Net research and development expense..                            $ 5,194             $ 3,947
                                                        ===================      ==============
Amortization of development costs
charged to cost of product............                               $161                $799
                                                        ===================      ==============

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

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     The following table summarizes the activity in the restructuring costs during the three months ended July 31, 2001:

                                           Employee                               Total       Non Cash       Total
                                          Termination    Facilities    Other      Costs        Costs      Provision
                                          -------------- ----------- ---------- ----------- ------------ ------------
Restructuring provision............           $ 5,252      $2,914       $726      $8,892      $21,611     $ 30,503
Cash payments......................            (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items.....................                --          --         --          --      (21,611)     (21,611)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 1999............           $ 4,077      $2,878       $519      $7,474      $    --      $ 7,474
Cash payments......................            (2,921)     (1,092)      (124)     (4,137)          --       (4,137)
Reductions.........................              (566)       (540)        --      (1,106)          --       (1,106)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000............           $   590      $1,246       $395      $2,231      $    --      $ 2,231
Cash payments......................              (468)       (236)      (121)       (825)          --         (825)
Reductions.........................              (122)       (567)        --        (689)          --         (689)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001............           $    --      $  443       $274      $  717      $    --      $   717
Cash payments......................                --         (88)       (40)       (128)          --         (128)
Reductions.........................                --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, July 31, 2001.............           $    --      $  355       $234      $  589      $    --      $   589
                                          -------------- ----------- ---------- ----------- ------------ ------------
Long-term balance..................           $    --      $  306       $ 12      $  318      $    --      $   318
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

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

     The following tables sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                   Three months ended July 31, 2001
                                                  (in thousands of Canadian dollars)
                                       ----------------------------------------------------------
                                                                     Customer
                                          Product      Consulting     Support         Total
                                       -------------- ------------- ------------- ---------------
North America
Revenue.......................               $ 4,974       $ 3,252       $ 5,117        $ 13,343
Costs.........................                 6,476         1,887         1,022           9,385
                                       -------------- ------------- ------------- ---------------
Margin........................               $(1,502)      $ 1,365       $ 4,095        $  3,958
                                       -------------- ------------- ------------- ---------------

Europe
Revenue.......................               $ 3,833       $ 1,650       $ 2,268        $  7,751
Costs.........................                 3,883         1,112           543           5,538
                                       -------------- ------------- ------------- ---------------
Margin........................               $   (50)      $   538       $ 1,725        $  2,213
                                       -------------- ------------- ------------- ---------------

Asia Pacific
Revenue.......................               $ 1,391       $   162       $   354        $  1,907
Costs.........................                 1,612            --            --           1,612
                                       -------------- ------------- ------------- ---------------
Margin........................               $  (221)      $   162       $   354        $    295
                                       -------------- ------------- ------------- ---------------

Total
Revenue.......................               $10,198       $ 5,064       $ 7,739        $ 23,001
Costs.........................                11,971         2,999         1,565          16,535
                                       -------------- ------------- ------------- ---------------
Margin........................              $ (1,773)      $ 2,065       $ 6,174        $  6,466
                                       -------------- ------------- ------------- ---------------

Cost of product...............                                                             1,411
Corporate marketing...........                                                             1,746
Research and development......                                                             5,194
General and administration....                                                             2,372
Depreciation and amortization                                                              2,649
                                                                                  ---------------
                                                                                        $ 13,372
                                                                                  ---------------
Operating loss ...............                                                            (6,906)
Net investment income.........                                                                79
                                                                                  ---------------
Loss before taxes.............                                                          $ (6,827)
Provision for income taxes....                                                              (131)
                                                                                  ---------------
Net loss......................                                                          $ (6,958)
                                                                                  ===============

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                   Three months ended July 31, 2001
                                                  (in thousands of Canadian dollars)
                                       ----------------------------------------------------------
                                                                     Customer
                                          Product      Consulting     Support         Total
                                       -------------- ------------- ------------- ---------------
North America
Revenue.......................              $ 6,208       $ 1,343      $ 4,662          $ 12,213
Costs.........................                6,348           530        1,108             7,986
                                       -------------- ------------- ------------- ---------------
Margin........................              $  (140)      $   813      $ 3,554          $  4,227
                                       -------------- ------------- ------------- ---------------

Europe
Revenue.......................              $ 4,808       $ 1,306      $ 1,757          $  7,871
Costs.........................                2,928           565          484             3,977
                                       -------------- ------------- ------------- ---------------
Margin........................              $ 1,880       $   741      $ 1,273          $  3,894
                                       -------------- ------------- ------------- ---------------

Asia Pacific
Revenue.......................              $ 1,638       $   196      $   137          $  1,971
Costs.........................                1,047             -            -             1,047
                                       -------------- ------------- ------------- ---------------
Margin........................              $   591       $   196      $   137          $    924
                                       -------------- ------------- ------------- ---------------

Total
Revenue.......................              $12,654       $ 2,845      $ 6,556          $ 22,055
Costs.........................               10,323         1,095        1,592            13,010
                                       -------------- ------------- ------------- ---------------
Margin........................              $ 2,331       $ 1,750      $ 4,964          $  9,045
                                       -------------- ------------- ------------- ---------------

Cost of product...............                                                             2,014
Corporate marketing...........                                                             2,365
Research and development......                                                             3,947
General and administration....                                                             2,474
Depreciation and amortization                                                              2,587
                                                                                  ---------------
                                                                                        $ 13,387
                                                                                  ---------------
Operating loss ...............                                                            (4,342)
Net investment income.........                                                                34
                                                                                  ---------------
Loss before taxes.............                                                          $ (4,308)
Provision for income taxes....                                                              (158)
                                                                                  ---------------
Net loss......................                                                          $ (4,466)
                                                                                  ===============

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

     The total future minimum lease payments under capital leases at July 31, 2001 are as follows:


                                                                    in thousands
                                                                    of Canadian
Years ending April 30,                                                dollars

    2002.................................................               $ 677
    2003.................................................                 853
    2004.................................................                 624
    2005.................................................                  42
                                                                   -------------
    Total minimum lease payment..........................               2,196
    Less amounts representing interest...................                (205)
                                                                   -------------

    Present value of net minimum lease payments..........              $1,991

    Less current portion.................................                (778)
                                                                   -------------

    Long term portion....................................             $ 1,213
                                                                   =============


11.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

     The net change in operating components of working capital is comprised of:

                                           Three Months ended July 31,
                                          ------------------------------
                                             2001              2000
                                          ------------      ------------
                                            (in thousands of Canadian
                                                    dollars)
Decrease (increase) in:
Accounts receivable and term
  accounts receivable............              $6,094          $ (4,676)
Unbilled receivables.............                 164               169
Inventory........................                 (85)               42
Prepaid expenses.................                  (4)             (242)

Increase (decrease) in:
Accounts payable.................                (683)           (3,679)
Accrued liabilities..............              (2,677)             (899)
Unearned revenue.................                (170)             (978)
                                          ------------      ------------
                                               $2,639          $(10,263)
                                          ============      ============

                               JETFORM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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


14.  RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of the Company's financial statements for the quarter ended July 31, 2001, it was determined a certain transaction should not have been recorded as revenue in the first quarter of fiscal year 2002.

A summary of the effect of the restatement is as follows:

                                                                 Three months ended July 31, 2000
                                                         (in thousands of Canadian dollars, except share
                                                                             amounts)
                                                          As Previously
                                                            Reported                        As Restated
                                                        ------------------               ------------------
Net loss                                                 $     (3,598)                      $    (6,958)
                                                        ==================               ==================

Basic loss per share
  Net loss per share.....................                $      (0.14)                      $     (0.28)
  Weighted average number of shares......                  24,850,784                        24,850,784
Fully diluted loss per share
Net loss per share.......................                $      (0.14)                      $     (0.28)
Weighted average number of shares........                  24,850,784                        24,850,784

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

Results of Operations

     The Company's revenues and operating results have varied substantially from quarter to quarter. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 44% of total revenue for the quarter ended July 31, 2001.

     Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 56% of total revenue for the quarter ended July 31, 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:

                                                Three months ended July 31,
                              -----------------------------------------------------------------
                                            2001                               2000
                              ---------------------------------     ---------------------------
                                             (in thousands of Canadian dollars)
Product revenue....                 $10,198               100%          $12,654           100%
Cost of product....                   1,411                14%            2,014            16%
                              --------------      -------------     ------------   ------------
Product margin.....                  $8,787                86%           10,640            84%
                              ==============      =============     ============   ============

Service revenue....                 $12,803               100%            9,401           100%
Cost of service....                   4,564                36%            2,687            29%
                              --------------      -------------     ------------   ------------
Service margin.....                  $8,239                64%            6,714            71%
                              ==============      =============     ============   ============

Total revenue......                $ 23,001               100%           22,055           100%
Costs of product and service          5,975                26%            4,701            21%
                              --------------      -------------     ------------   ------------
Product and service margin          $17,026                74%          $17,354            79%
                              ==============      =============     ============   ============

The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:

                                               Three months ended July 31,
                                              -----------------------------
                                                  2001            2000
                                              -------------    ------------
REVENUES
  Product................................              44%             57%
  Service................................              56%             43%
                                              -------------    ------------
                                                      100%            100%
                                              -------------    ------------
COSTS AND EXPENSES
  Cost of product........................               6%              9%
  Cost of service........................              20%             12%
  Sales and marketing....................              60%             58%
  General and administrative.............              10%             11%
  Research and development...............              23%             18%
  Depreciation and amortization..........              12%             12%
                                              -------------    ------------
                                                      130%            120%
                                              -------------    ------------
OPERATING LOSS...........................             -30%            -20%
Interest and other income (expense)......               --              --
                                              -------------    ------------
LOSS BEFORE TAXES........................             -30%            -20%
Provision for income taxes...............              -1%             -1%
                                              -------------    ------------
NET LOSS.................................             -30%            -20%
                                              =============    ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:

                                      Three months ended July 31,          Period to Period
                                                                          Increase (Decrease)
                                    --------------------------------     ----------------------
                                        2001               2000              2001 to 2000
                                    --------------     -------------     ----------------------
                                       (in thousands of Canadian
                                               dollars)
Product revenue by region
United States and Canada....              $ 4,974           $ 6,208              -20%
Europe......................                3,833             4,808              -20%
Rest of World...............                1,391             1,638              -15%
                                    --------------     -------------     ----------------------
                                         $ 10,198          $ 12,654              -19%
                                    ==============     =============     ======================

                                      Three months ended July 31,          Period to Period
                                                                          Increase (Decrease)
                                    --------------------------------     ----------------------
                                        2001               2000              2001 to 2000
                                    --------------     -------------     ----------------------
                                       (in thousands of Canadian
                                               dollars)
Product revenue by channel
in North America
End Users...................              $ 2,607           $ 4,989              -48%
Reseller and OEM............                2,367             1,219               94%
                                    --------------     -------------     ----------------------
                                          $ 4,974           $ 6,208              -20%
                                    ==============     =============     ======================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

Three Months Ended July 31, 2001, Compared to Three Months Ended July 31, 2000

Revenues

     Total Revenues: Total revenues increased 4% to $23.0 million for the three months ended July 31, 2001, from $22.1 million for the three months ended July 31, 2000. Total revenues consisted of 44% product revenue and 56% service revenue for the three months ended July 31, 2001.

     Product Revenue: Product revenue decreased 19% to $10.2 million for the three months ended July 31, 2001, from $12.7 million for the three months ended July 31, 2000. Product revenue derived from North America, Europe and Rest of World represented 49%, 38% and 13%, respectively, of product revenue for the three months ended July 31, 2001, as compared to 49%, 38% and 13%, respectively, of product revenue for the three months ended July 31, 2000.

     Product revenue derived from North America decreased 20% to $5.0 million for the three months ended July 31, 2001, from $6.2 million for the three months ended July 31, 2000. Reseller and OEM sales, which represented 48% of North American product revenue, increased 94% to $2.4 million for the three months ended July 31, 2001, from $1.2 million for the three months ended July 31, 2000 due to increased success and focus by the sales force in selling into the reseller and OEM channels. Product revenue from direct sales, which represented 52% of North American product revenue, decreased 48% to $2.6 million for the three months ended July 31, 2001, from $5.0 million for the three months ended July 31, 2000. This was a result of a number of large deals during the first quarter of fiscal year 2001 being in the direct sales channel as compared to the first quarter of fiscal year 2002 which saw a number of large deals in the Reseller channel.

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

     Service Revenue: Service revenue increased 36% to $12.8 million for the three months ended July 31, 2001, from $9.4 million for the three months ended July 31, 2000. For the three months ended July 31, 2001, maintenance and support revenue increased 18% to $7.7 million from $6.6 million for the three months ended July 31, 2000. The Company's consulting revenue increased 78% to $5.1 million for the three months ended July 31, 2001, from $2.8 million for the three months ended July 31, 2000. The increase in consulting revenue was a direct result of sales efforts to increase the amount and size of ongoing professional service projects over the past year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

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

     Operating Loss: Operating loss was $6.9 million for the three months ended July 31, 2001, compared to $4.3 million for the three months ended July 31, 2000. The increase in operating loss is primarily a result of the decrease in product revenue in North America.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

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

Operations

     The Company increased its investment in the non-cash operating components of working capital during the three months ended July 31, 2001, by approximately $2.6 million, primarily due to a decrease in accounts receivable, offset by decreases in accounts payable, and accrued liabilities.

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

Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable decreased $6.4 million to $26.0 million at July 31, 2001 from $32.5 million at April 30, 2001, primarily due to the decrease in the current quarter's revenue compared to the fourth quarter of fiscal 2001, combined with the Company's continued focus on collections. Accounts receivable excluding term accounts receivable decreased to $23.5 million at July 31, 2001, from $28.5 million at April 30, 2001. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $1.4 million to $2.6 million for the three months ended July 31, 2001, from $4.0 million on April 30, 2001 due to a reduction in the Company's practice of granting extended payment terms.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

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

     The following table summarizes the activity in the restructuring costs during the three months ended July 31, 2001:

                                             Employee                             Total        Non Cash       Total
                                           Termination   Facilities    Other      Costs         Costs      Provision
                                          -------------- ----------- ---------- ----------- ------------ ------------
Restructuring provision............            $ 5,252      $2,914       $726      $8,892      $21,611     $ 30,503
Cash payments......................             (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items.....................                 --          --         --          --      (21,611)     (21,611)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 1999............            $ 4,077      $2,878       $519      $7,474      $    --     $  7,474
Cash payments......................             (2,921)     (1,092)      (124)     (4,137)          --       (4,137)
Reductions.........................               (566)       (540)        --      (1,106)          --       (1,106)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000............            $   590      $1,246       $395      $2,231      $    --     $  2,231
Cash payments......................               (468)       (236)      (121)       (825)          --         (825)
Reductions.........................               (122)       (567)        --        (689)          --         (689)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001............            $    --      $  443       $274      $  717      $    --     $    717
Cash payments......................                 --         (88)       (40)       (128)          --         (128)
Reductions.........................                 --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, July 31, 2001.............            $    --      $  355       $234      $  589      $    --     $    589
                                          -------------- ----------- ---------- ----------- ------------ ------------
Long-term balance..................            $    --      $  306       $ 12      $  318      $    --       $  318
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)

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

                                  JetForm Corporation


October 29, 2001                  /s/ A. Kevin Francis
                                  ----------------------------------------------
                                  A. Kevin Francis
                                  President and Chief Executive Officer and
                                  Director (Principal Executive Officer)

October 29, 2001                  /s/ Jeffrey McMullen
                                  ----------------------------------------------
                                  Jeffrey McMullen
                                  Senior Vice President, Finance and Chief
                                  Financial Officer (Principal Financial and
                                  Accounting Officer)