Form 10-Q
period 2001-10-31
ACCELIO CORP
filed 2001-12-10
CIK 887614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period From To

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

                                 (613) 233-2256
                            ------------------------
               Registrant's telephone number (including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No __



                      APPLICABLE ONLY TO CORPORATE ISSUERS
              The number of the issuer's Common Shares outstanding
                        on November 20, 2001: 24,915,913

                               ACCELIO CORPORATION
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as at October 31, 2001, and          3
           April  30, 2001

         Consolidated Statements of Operations for the three and six      4
           month periods ended October 31, 2001 and October 31, 2000

         Consolidated Statements of Comprehensive Income for the three    5
           and six months periods ended October 31, 2001 and October
           31, 2000

         Consolidated Statements of Cash Flows for the three month and    6
           six month periods ended October 31, 2001 and October 31,
           2000

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial               19
          Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               29

Item 6.  Exhibits and Reports on Form 8-K                                29

SIGNATURES                                                               30







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

                                              ACCELIO CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                           (in thousands of Canadian dollars, except share amounts)
                                                                October 31,          April 30,
                                                                   2001                2001
                                                              ----------------      ------------
                                             ASSETS
 Current assets
   Cash and cash equivalents..............................           $ 29,579         $  41,426
   Accounts receivable (Note 2)...........................             23,847            28,488
   Term accounts receivable (Note 2)......................              2,118             3,962
   Unbilled receivables...................................              2,310             2,399
   Inventory..............................................                801               869
   Prepaid expenses ......................................              3,641             3,684
                                                               ---------------      ------------
                                                                       62,296            80,828
   Fixed assets (Note 3)..................................             12,961            12,722
   Other assets (Note 4)..................................             20,171            21,126
                                                               ---------------      ------------
                                                                     $ 95,428         $ 114,676
                                                               ===============      ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Accounts payable.......................................            $ 4,934            $4,039
   Accrued liabilities ...................................              9,551            11,911
   Unearned revenue.......................................             14,887            15,788
   Term loan (Note 5).....................................             10,000                --
   Obligations under capital lease (Note 10)..............                947               919
                                                              ----------------      ------------
                                                                       40,319            32,657
 Accrued liabilities (Note 8).............................                298               446
 Term loan (Note 5).......................................                 --            10,000
 Obligations under capital lease (Note 10)................              1,168             1,011
                                                              ----------------      ------------
                                                                       41,785            44,114
                                                              ----------------      ------------


 Shareholders' equity
   Capital stock (Issued and outstanding--24,915,913
   Common Shares at October 31, 2001; 24,831,527
   Common  Shares at April  30, 2001) ....................           272,989           272,587
   Cumulative translation adjustment......................              (897)           (4,206)
   Deficit................................................          (218,449)         (197,819)
                                                              ----------------      ------------
                                                                      53,643            70,562
                                                              ----------------      ------------
                                                                    $ 95,428          $114,676
                                                              ================      ============

      (the accompanying notes are an integral part of these consolidated financial statements)



                                                          ACCELIO CORPORATION
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands of Canadian dollars except share and per share amounts)


                                                   Three Months ended                  Six Months ended
                                                       October 31,                        October 31,
                                             ------------------------------    -------------------------------
                                                  2001            2000              2001             2000
                                             -------------   --------------    --------------   --------------

Revenues
  Product................................         $ 8,945         $ 17,259          $ 19,143         $ 29,913
  Service................................          11,921            9,427            24,724           18,828
                                             -------------   --------------    --------------   --------------
                                                   20,866           26,686            43,867           48,741
                                             -------------   --------------    --------------   --------------

Costs and expenses
  Cost of product........................           2,042            2,118             3,453            4,132
  Cost of service........................           5,032            2,599             9,596            5,286
  Sales and marketing....................          16,419           12,714            30,136           25,402
  General and administrative.............           3,675            2,258             6,047            4,732
  Research and development (Note 6)......           4,842            4,059            10,036            8,006
  Depreciation and amortization..........           2,876            2,474             5,525            5,061
  Gain on sale of assets.................           (200)               --             (200)               --
                                             -------------   --------------    --------------   --------------
                                                   34,686           26,222            64,593           52,619
                                             -------------   --------------    --------------   --------------

Operating income (loss)                          (13,820)              464           (20,726)          (3,878)
  Net investment income .................             (8)              312                58              427
  Other income (expense).................             287              106               300               25
                                             -------------   --------------    --------------   --------------
Income (loss) before taxes                       (13,541)              882           (20,368)          (3,426)

Income tax
  Current  (Note 7)......................           (131)             (501)             (262)            (659)
                                             -------------   --------------    --------------   --------------
Net income (loss)                              $ (13,672)            $ 381         $ (20,630)        $ (4,085)
                                             =============   ==============    ==============   ==============
Basic income (loss) per share
  Net loss per share.....................         $(0.55)           $ 0.02          $ (0.83)         $ (0.20)
  Weighted average number of shares......      24,908,568       20,952,065        24,879,676       20,507,927
Fully diluted income (loss) per share
Net loss per share.......................         $(0.55)           $ 0.02          $ (0.83)         $ (0.20)
Weighted average number of shares........      24,908,568       21,045,122        24,879,676       20,507,927


                (the accompanying notes are an integral part of these consolidated financial statements)



                                                ACCELIO CORPORATION
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                          (in thousands of Canadian dollars)


                                                   Three Months ended                 Six Months ended
                                                      October 31,                        October 31,
                                              -----------------------------    ------------------------------

                                                 2001            2000              2001            2000
                                              ------------   --------------    -------------   --------------
Net income (loss)............................  $ (13,672)            $ 381       $ (20,630)         $(4,085)
Other comprehensive income (loss):...........
Cumulative translation adjustment (net of
tax of nil):.................................      3,657            (1,411)          3,309             (887)
                                              ------------   --------------    -------------   --------------
Comprehensive loss...........................  $ (10,015)         $ (1,030)      $ (17,321)         $(4,972)
                                              ============   ==============    =============   ==============


                (the accompanying notes are an integral part of these consolidated financial statements)




                                            ACCELIO CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands of Canadian dollars)


                                                       Three Months ended               Six Months ended
                                                          October 31,                      October 31,
                                                 ----------------------------     -----------------------------

                                                        2001            2000          2001              2000
                                                 --------------    -----------    ------------     ------------

    Cash provided from (used in):
    Operating activities
    Net income (loss).......................          $  (13,672)           $381      $ (20,630)        $(4,085)
    Items not involving cash:
      Depreciation and amortization.........               3,037           3,380          5,846           6,867
      Deferred income taxes.................                  --              58             --              --
      Other non-cash items..................               2,466            (884)         3,419            (139)
    Net change in operating components
      of working capital (Note 11)..........               1,777             631          4,417          (9,632)
                                                     ------------    -----------   -------------   -------------
                                                          (6,392)          3,566         (6,948)         (6,989)
                                                     ------------    -----------   -------------   -------------
    Investing activities
    Purchase of fixed assets................              (1,809)         (2,360)        (2,534)         (4,614)
    Purchase of other assets................                (829)         (1,147)        (2,144)         (1,695)
                                                     ------------    -----------   -------------   -------------
                                                          (2,638)         (3,507)        (4,678)         (6,309)
                                                     ------------    -----------   -------------   -------------
    Financing activities
    Proceeds from issuance of shares........                  38          20,915            236          21,111
    Capital lease repayments................                (191)             --           (930)             --
                                                     ------------    -----------   -------------   -------------
                                                            (153)         20,915           (694)         21,111
                                                     ------------    -----------   -------------   -------------

    Effect of exchange rate changes on cash                  741            (358)           473            (218)
                                                     ------------    -----------   -------------   -------------

    Increase (decrease) in cash and cash
      equivalents...........................              (8,442)         20,616        (11,847)          7,595
    Cash and cash equivalents, beginning
      of period.............................              38,021          29,071         41,426          42,092
                                                     ------------    -----------   -------------   -------------
    Cash and cash equivalents, end of
      period................................            $ 29,579         $49,687      $  29,579         $49,687
                                                     ============    ===========   =============   =============



                    (the accompanying notes are an integral part of these consolidated financial statements)


                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of Accelio Corporation ("Accelio") and its wholly-owned subsidiaries: Accelio Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("Accelio Pacific"), Accelio Aktiebolag ("Accelio Nordic"), Accelio France SA ("Accelio France"), Accelio UK Limited ("Accelio UK"), Accelio Deutschland GmbH ("Accelio Germany"), Accelio Technologies Limited ("Accelio Ireland"), Accelio Japan K.K. ("Accelio Japan"), Accelio Netherlands BV ("Accelio Netherlands"), Accelio Norge AS ("Accelio Norway") and Accelio PTE Ltd ("Accelio Singapore"). Accelio and its wholly-owned subsidiaries are collectively referred to herein as the "Company". Investments in businesses that the Company does not control, but over which it can exert significant influence, are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair statement of results for these interim periods.

     The unaudited interim financial statements should be read in conjunction with and follow the same accounting policies and methods of application as the most recent annual financial statements of April 30, 2001.

(b)  Revenue recognition

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

     The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiples copies of a software under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. Revenues from irrevocable commitments to purchase products with payment terms exceeding the Company's customary trade terms are recorded at the amount receivable less deemed interest. The Company amortizes the difference between the face value of the receivable and the discounted amount over the term of the receivable and records the discount as interest income.

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

     Revenue from maintenance agreements ("PCS") is recognized ratably over the term of the agreement. Unearned revenue represents payments received from customers for services not yet performed.


2.   ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $3.2 million at October 31, 2001, and $2.9 million at April 30, 2001.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiples copies of a software under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. License revenue from arrangements having extended payment terms were $287,000 for the three months ended October 31, 2001, and $660,000 in the six months ended October 31, 2001 compared to $274,000 and $2.4 million for the three and six months ended October 31, 2000 respectively. For the three months ended October 31, 2001, the discount rate used was 6.5%.

     The Company records Term Accounts Receivable as non-current to the extent that payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). The net amount of these receivables at October 31, 2001, and April 30, 2001 was $2.1 million and $4.0 million, respectively. Net additions to non-current Term Accounts Receivable were nil for the three and six months ended October 31, 2001 and 2000.

     The Company's customer base consists of large numbers of diverse customers dispersed across many industries and geographies. As a result, concentration of credit risk with respect to accounts receivable and term accounts receivable is not significant.

3.  FIXED ASSETS

                                        October 31, 2001
                          ---------------------------------------------

                                          Accumulated       Net book
                             Cost         depreciation        value
                          ------------  ----------------  -------------
                               (in thousands of Canadian dollars)

   Computer equipment        $ 21,822          $ 15,804         $ 6,018
   Furniture and
   fixtures..........           9,446             6,067           3,379
   Leasehold
   improvements......           5,913             2,349           3,564
                          ------------  ----------------  -------------
                             $ 37,181          $ 24,220        $ 12,961
                          ============  ================  =============



                                        April 30, 2001
                          ---------------------------------------------

                                           Accumulated       Net book
                             Cost          depreciation        value
                          ------------   ----------------  -------------
                               (in thousands of Canadian dollars)

   Computer equipment         $20,013           $13,999          $6,014
   Furniture and
   fixtures..........           9,152             5,424           3,728
   Leasehold
   improvements......           4,974             1,994           2,980
                          ------------   ----------------  -------------
                              $34,139           $21,417         $12,722
                          ============   ================  =============

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.  OTHER ASSETS

                                               October 31, 2001
                                  -------------------------------------------

                                                   Accumulated      Net book
                                      Cost         amortization      value
                                  ------------   ---------------- -----------
                                      (in thousands of Canadian dollars)
  Delrina technology,
   trademarks, tradenames
   and workforce..................  $ 16,081        $ 11,679         $ 4,402
  Software........................    17,715           8,464           9,251
  Goodwill........................     2,235           1,480             755
  Licenses, marketing and
  distribution rights.............     6,895           3,870           3,025
  Capitalized software costs......    17,294          16,767             527
  Other assets....................     6,448           4,237           2,211
                                  ------------   -------------   ------------
                                    $ 66,668        $ 46,497        $ 20,171
                                  ============   =============   ============


                                                April 30, 2001
                                  --------------------------------------------

                                                   Accumulated       Net book
                                      Cost         amortization       value
                                  ------------   ---------------- ------------
                                      (in thousands of Canadian dollars)
  Delrina technology,
   trademarks, tradenames
   and workforce..................    $16,081         $11,146          $4,935
  Software........................     16,955           8,105           8,850
  Goodwill........................      2,203           1,319             884
  Licenses, marketing and
  distribution rights.............      6,792           3,375           3,417
  Capitalized software costs......     17,294          16,331             963
  Other assets....................      6,234           4,157           2,077
                                  ------------   -------------   -------------
                                      $65,559         $44,433         $21,126
                                  ============   =============   =============


5.   FINANCIAL INSTRUMENTS AND CREDIT FACILITY

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at October 31, 2001 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.1 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $10 million credit facility with the Royal Bank of Canada ("RBC"). This credit facility is made up of a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of RBC from time to time and is payable on August 1, 2002. As at October 31, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until January 17, 2002, at 3.02%. The Company has granted, as collateral for the $10 million credit facility, a general security agreement over Accelio's assets, including a pledge of the shares of certain subsidiaries.

     When the Company deems appropriate, Accelio uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. Accelio does not enter into financial instruments for speculative or trading purposes. As at October 31, 2001, the Company had no outstanding foreign exchange financial instruments.

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.  RESEARCH AND DEVELOPMENT EXPENSE

   The following table provides a summary of capitalized software costs and the related amortization and write down charged to cost of product in the three and six months ended October 31, 2001 and October 31, 2000.

                                             Three Months ended         Six Months ended
                                                October 31,                October 31,
                                          -------------------------  ------------------------
                                             2001         2000          2001         2000
                                          -----------  ------------  ------------  ----------
                                              (in thousands of          (in thousands of
                                             Canadian dollars)          Canadian dollars)

  Research and development costs...            4,842         4,856       10,036        9,703
  Capitalized software costs.......               --          (797)           --      (1,697)
                                          -----------  ------------  -----------  -----------
  Net research and development expense       $ 4,842       $ 4,059     $ 10,036      $ 8,006
                                          ===========  ============  ===========  ===========
  Amortization of development costs
  charged to cost of product.......            $ 161          $819        $ 321       $1,619
                                          ===========  ============  ===========  ===========
  Write-down of development costs
  charged to cost of product.......            $ 115           $--        $ 115          $--
                                          ===========  ============  ===========  ===========

7.  INCOME TAXES

     As at October 31, 2001, the Company had net deferred tax assets of $76.8 million (October 31, 2000, $58.9 million), the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of these net deferred tax assets such that a valuation allowance of $76.8 million (October 31, 2000, $53.2 million) has been applied. During the quarter ended October 31, 2001, the Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $131,000 (October 31, 2000, $501,000).

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


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

     The following table summarizes the activity in the restructuring costs during the three months ended October 31, 2001:




                                           Employee                           Total       Non Cash       Total
                                          Termination  Facilities  Other      Costs        Costs       Provision
                                          -------------------------------------------------------------------------


Restructuring provision........           $ 5,252      $2,914      $ 726     $ 8,892     $ 21,611     $ 30,503
Cash payments..................            (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items.................                --          --         --          --      (21,611)     (21,611)
                                          -------------------------------------------------------------------------
Balance, April 30, 1999........           $ 4,077      $2,878      $ 519     $ 7,474     $     --     $  7,474
Cash payments..................            (2,921)     (1,092)      (124)     (4,137)          --       (4,137)
Reductions.....................              (566)       (540)        --      (1,106)          --       (1,106)
                                          -------------------------------------------------------------------------
Balance, April 30, 2000........           $   590      $1,246      $ 395     $ 2,231     $     --     $  2,231
Cash payments..................              (468)       (236)      (121)       (825)          --         (825)
Reductions.....................              (122)       (567)        --        (689)          --         (689)
                                          -------------------------------------------------------------------------
Balance, April 30, 2001........           $    --      $  443      $ 274     $   717     $     --     $    717
Cash payments..................                --         (88)       (40)       (128)          --         (128)
Reductions.....................                --          --         --          --           --           --
                                          -------------------------------------------------------------------------
Balance, July 31, 2001.........           $    --      $  355      $ 234     $   589     $     --     $    589
Cash payments..................                --          (8)       (41)        (49)          --          (49)
Reductions.....................                --          --         --          --           --           --
                                          -------------------------------------------------------------------------
Balance, October 31, 2001......           $    --      $  347      $ 193     $   540     $     --     $    540
                                          -------------------------------------------------------------------------
Long-term balance..............           $    --      $  298      $  --     $   298     $     --     $    298
                                          =========================================================================


     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research in development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company was contractually obligated to pay. All employees were terminated on or before April 30, 1999.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the six months ended October 31, 2001, the Company's liability for vacant facilities was reduced by $96,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the six months ended October 31, 2001, the Company's liability related to this commitment was reduced by $81,000.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


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

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     The following tables sets forth, on a comparative basis for the periods indicated, the Company's segmented information:


                                                         Three months ended October 31, 2001
                                                          (in thousands of Canadian dollars)
                                                 ------------------------------------------------
                                                                             Customer
                                                  Product       Consulting   Support       Total
                                                 -------------------------------------------------

          North America
          Revenue.......................         $  4,859       $ 2,628      $ 4,829     $ 12,316
          Costs.........................            7,642           963        2,255       10,860
                                                 -------------------------------------------------
          Contribution..................         $ (2,783)      $ 1,665      $ 2,574     $  1,456
                                                 -------------------------------------------------

          Europe
          Revenue.......................         $  3,683       $ 1,960      $ 2,131     $  7,774
          Costs.........................            4,325         1,299          515        6,139
                                                 -------------------------------------------------
          Contribution..................         $   (642)      $   661      $ 1,616     $  1,635
                                                 -------------------------------------------------

          Asia Pacific
          Revenue.......................         $    403         $  88        $ 285     $    776
          Costs.........................            1,790             -            -        1,790
                                                 -------------------------------------------------
          Contribution..................         $ (1,387)         $ 88       $  285     $ (1,014)
                                                 -------------------------------------------------

          Total
          Revenue.......................         $  8,945       $ 4,676      $ 7,245     $ 20,866
          Costs.........................           13,757         2,262        2,770       18,789
                                                 -------------------------------------------------
          Contribution..................         $ (4,812)      $ 2,414      $ 4,475     $  2,077
                                                 -------------------------------------------------

          Cost of product...............                                                    2,042
          Corporate marketing...........                                                    2,662
          Research and development......                                                    4,842
          General and administration....                                                    3,675
          Depreciation and amortization                                                     2,876
          Gain on sale of asset.........                                                     (200)
                                                                                          --------
                                                                                         $ 15,897
                                                                                          --------
          Operating loss ...............                                                  (13,820)
          Net investment income.........                                                      279
                                                                                          --------
          Loss before taxes.............                                                 $(13,541)
          Provision for income taxes....                                                     (131)
                                                                                         ---------
          Net loss......................                                                 $(13,672)
                                                                                         =========

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



                                                         Three months ended October 31, 2001
                                                          (in thousands of Canadian dollars)
                                                 --------------------------------------------------
                                                                                 Customer
                                                    Product       Consulting     Support     Total
                                                 --------------------------------------------------

          North America
          Revenue.......................              $ 9,432       $ 1,433      $ 4,812    $ 15,677
          Costs.........................                5,500           859          961       7,320
                                                 ----------------------------------------------------
          Contribution..................              $ 3,932         $ 574       $3,851     $ 8,357
                                                 ----------------------------------------------------

          Europe
          Revenue.......................              $ 4,570       $ 1,252      $ 1,706     $ 7,528
          Costs.........................                3,096           420          359       3,875
                                                 ----------------------------------------------------
          Contribution..................              $ 1,474         $ 832      $ 1,347     $ 3,653
                                                 ----------------------------------------------------

          Asia Pacific
          Revenue.......................              $ 3,257          $ 79        $ 145     $ 3,481
          Costs.........................                1,399             -            -       1,399
                                                 ----------------------------------------------------
          Contribution..................              $ 1,858          $ 79        $ 145     $ 2,082
                                                 ----------------------------------------------------

          Total
          Revenue.......................             $ 17,259       $ 2,764      $ 6,663    $ 26,686
          Costs.........................                9,995         1,279        1,320      12,594
                                                 ----------------------------------------------------
          Contribution..................              $ 7,264       $ 1,485      $ 5,343    $ 14,092
                                                 ----------------------------------------------------

          Cost of product...............                                                       2,118
          Corporate marketing...........                                                       2,719
          Research and development......                                                       4,059
          General and administration....                                                       2,258
          Depreciation and amortization                                                        2,474
                                                                                          -----------
                                                                                            $ 13,628
                                                                                          -----------
          Operating income .............                                                         464
          Net investment income.........                                                         418
                                                                                          -----------
          Income before taxes...........                                                       $ 882
          Provision for income taxes....                                                        (501)
                                                                                          -----------
          Net income....................                                                       $ 381
                                                                                          ===========

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



                                                         Six months ended October 31, 2001
                                                          (in thousands of Canadian dollars)
                                                 ------------------------------------------------
                                                                                Customer
                                                    Product       Consulting    Support       Total
                                                 ---------------------------------------------------

          North America
          Revenue.......................            $   9,833       $ 5,880     $  9,946     $ 25,659
          Costs.........................               14,118         2,850        3,277       20,245
                                                 ----------------------------------------------------
          Contribution..................            $ (4,285)       $ 3,030     $  6,669     $  5,414
                                                 ----------------------------------------------------

          Europe
          Revenue.......................            $   7,516       $ 3,610     $  4,399     $ 15,525
          Costs.........................                8,208         2,411        1,058       11,677
                                                 ----------------------------------------------------
          Contribution..................            $   (692)       $ 1,199     $  3,341     $  3,848
                                                 ----------------------------------------------------

          Asia Pacific
          Revenue.......................            $   1,794       $   250     $    639     $  2,683
          Costs.........................                3,402             -            -        3,402
                                                 ----------------------------------------------------
          Contribution..................            $  (1,608)      $   250     $    639     $   (719)
                                                 ----------------------------------------------------

          Total
          Revenue.......................            $  19,143       $ 9,740     $ 14,984     $ 43,867
          Costs.........................               25,728         5,261        4,335       35,324
                                                 ----------------------------------------------------
          Contribution..................            $  (6,585)      $ 4,479     $ 10,649     $  8,543
                                                 ----------------------------------------------------

          Cost of product...............                                                        3,453
          Corporate marketing...........                                                        4,408
          Research and development......                                                       10,036
          General and administration....                                                        6,047
          Depreciation and amortization                                                         5,525
          Gain on sale of asset.........                                                         (200)
                                                                                          ------------
                                                                                             $ 29,269
                                                                                          ------------
          Operating loss ...............                                                      (20,726)
          Net investment income.........                                                          358
                                                                                          ------------
          Loss before taxes.............                                                    $ (20,368)
          Provision for income taxes....                                                         (262)
                                                                                          ------------
          Net loss......................                                                   $  (20,630)
                                                                                          ============

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



                                                         Six months ended October 31, 2001
                                                          (in thousands of Canadian dollars)
                                                 ------------------------------------------------
                                                                                Customer
                                                    Product       Consulting    Support       Total
                                                 ---------------------------------------------------

          North America
          Revenue.......................             $ 15,640       $ 2,776      $ 9,474    $ 27,890
          Costs.........................               11,848         1,389        2,069      15,306
                                                 ----------------------------------------------------
          Contribution..................             $  3,792       $ 1,387      $ 7,405    $ 12,584
                                                 ----------------------------------------------------

          Europe
          Revenue.......................             $  9,378       $ 2,558      $ 3,463    $ 15,399
          Costs.........................                6,024           985          843       7,852
                                                 ----------------------------------------------------
          Contribution..................             $  3,354       $ 1,573      $ 2,620    $  7,547
                                                 ----------------------------------------------------

          Asia Pacific
          Revenue.......................             $  4,895       $   275      $   282    $  5,452
          Costs.........................                2,446             -            -       2,446
                                                 ----------------------------------------------------
          Contribution..................             $  2,449       $   275      $   282    $  3,006
                                                 ----------------------------------------------------

          Total
          Revenue.......................             $ 29,913       $ 5,609      $13,219    $ 48,741
          Costs.........................               20,318         2,374        2,912      25,604
                                                 ----------------------------------------------------
          Contribution..................             $  9,595       $ 3,235      $10,307    $ 23,137
                                                 ----------------------------------------------------

          Cost of product...............                                                       4,132
          Corporate marketing...........                                                       5,084
          Research and development......                                                       8,006
          General and administration....                                                       4,732
          Depreciation and amortization                                                        5,061
                                                                                          -----------
                                                                                            $ 27,015
                                                                                          -----------
          Operating loss................                                                      (3,878)
          Net investment income.........                                                         452
                                                                                          -----------
          Loss before taxes.............                                                   $  (3,426)
          Provision for income taxes....                                                        (659)
                                                                                          -----------
          Net loss......................                                                   $  (4,085)
                                                                                          ===========




                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


10.  CAPITAL LEASE OBLIGATION

     The Company leases certain computer hardware and software under capital lease agreements. The capital leases have been recorded as fixed assets, other assets, and capital lease obligations in the accompanying financial statements. Depreciation related to the capital leases is included in depreciation and amortization expense for the three and six months ended October 31, 2001.


     The total future minimum lease payments under capital leases at October 31, 2001 are as follows:


                                                                    in thousands
                                                                    of Canadian
    Years ending April 30,                                            dollars
    ----------------------                                        --------------
        2002.................................................            $ 546
        2003.................................................            1,042
        2004.................................................              685
        2005.................................................               42
                                                                  ------------
        Total minimum lease payment..........................            2,315
        Less amounts representing interest...................             (200)
                                                                  =============

        Present value of net minimum lease payments..........          $ 2,115

        Less current portion.................................             (947)
                                                                   ------------

        Long term portion....................................          $ 1,168
                                                                   ============


11.  NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

     The net change in operating components of working capital is comprised of:


                                              Three Months ended                 Six Months ended
                                                  October 31,                      October 31,
                                          ---------------------------    -------------------------------
                                             2001            2000             2001             2000
                                          ------------   ------------    -------------    --------------
                                               (in thousands of                  (in thousands of
                                               Canadian dollars)                Canadian dollars)

  Decrease (increase) in:
  Accounts receivable and term
    accounts receivable............       $     1,350    $      (670)          $ 7,444     $     (5,346)
  Unbilled receivables.............                42            618               206              787
  Inventory........................               (47)             1              (132)              43
  Prepaid expenses.................                94            314                90               72

  Increase (decrease) in:
  Accounts payable.................             1,522            443               839           (3,236)
  Accrued liabilities..............                (6)           183            (2,682)            (716)
  Unearned revenue.................            (1,178)          (258)           (1,348)          (1,236)
                                          ------------   ------------     -------------    -------------
                                          $     1,777    $       631          $  4,417      $    (9,632)
                                          ============   ============     =============    =============

                              ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


12.  RECENT ACCOUNTING PRONOUNCEMENTS

     On October 3, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement 144 are effective for financial statements issued or fiscal years beginning after
December 15, 2001 and, generally, are to be applied prospectively. This pronouncement will be effective for the Company's fiscal year beginning May 1, 2002. Management believes the adoption of SFAS No. 144 will not have a significant impact on the Company's financial condition or results of operations.

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


14.  SUBSEQUENT EVENTS

     In a move to reduce its cost base while also preserving the intellectual talent of the Company, Accelio has implemented a Global salary reduction program of 10% for all employees earning $60,000 or higher. Employees earning less than $60,000 will receive a 5% reduction. This initiative is currently for six months but may be extended to twelve months and will commence during the quarter ended January 31, 2002. The reduction will apply to every employee, where applicable geographically, including the Board of Directors, the executive officers and the Chief Executive Officer. The Company has cancelled all executive bonus plans for the third and fourth quarters, unless it meets its profit target, and also eliminated a total of 50 positions. All employees will receive statutory notice of this change in salary in accordance with employment law. Employees will be granted stock options on a prorated basis with the salary reduction. The Company expects to grant 500,000 options to employees pursuant to this arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the quarters ended October 31, 2001, and 2000, in the financial condition and results of operations of the parent company ("Accelio") and its wholly-owned subsidiaries: Accelio Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("Accelio Pacific"), Accelio Scandinavia AB ("Accelio Nordic"), Accelio France SA ("Accelio France"), Accelio UK Limited ("Accelio UK"), Accelio Deutschland GmbH ("Accelio Germany"), Accelio Technologies Limited ("Accelio Ireland"), Accelio Japan K.K. ("Accelio Japan"), Accelio Netherlands BV ("Accelio Netherlands") and Accelio PTE Ltd ("Accelio Singapore"). Accelio and its wholly-owned subsidiaries are collectively referred to herein as the "Company".


Results of Operations

     The Company's revenues and operating results have varied substantially from quarter to quarter. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 43% of total revenue for the quarter ended October 31, 2001.

     Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 57% of total revenue for the quarter ended October 31, 2001.

     Costs and expenses are comprised of cost of product, cost of service, sales and marketing, general and administrative, research and development, depreciation and amortization and other expenses. Cost of product consists of the cost of disks, manuals, packaging, freight, royalty payments to vendors whose software is bundled with certain products, amortization of deferred product development costs and provision for bad debts. Cost of service includes all costs of providing technical support, training, consulting, custom forms development application development services and provision for bad debts. Sales and marketing expenses are principally related to salaries and commissions paid to sales and marketing personnel and the cost of marketing programs. Research and development expenses include personnel and occupancy costs as well as the costs of software development, testing, product management, quality assurance and documentation. General and administrative expenses include personnel and occupancy costs related to administrative personnel. Depreciation and amortization includes depreciation of fixed assets and amortization of other assets, goodwill and distribution rights relating to various acquisitions. The Company amortizes goodwill and distribution rights over their expected useful lives. The Company periodically reviews the carrying value of its fixed assets and other assets. Any impairment in the carrying value is recognized at that time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:


                               Three months ended October 31,                    Six months ended October 31,
                       -----------------------------------------------    -------------------------------------------
                               2001                     2000                     2001                   2000
                       ---------------------   -----------------------    -------------------    --------------------
                             (in thousands of Canadian dollars)               (in thousands of Canadian dollars)
Product revenue....       $ 8,945      100%        $17,259       100%     $ 19,143      100%      $29,913       100%
Cost of product....         2,042       23%          2,118        12%        3,453       18%        4,132        14%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Product margin.....         6,903       77%         15,141        88%       15,690       82%       25,781        86%
                       ===========   =======   ============    =======    =========    ======    =========    =======


Service revenue....        11,921      100%          9,427       100%       24,724      100%       18,828       100%
Cost of service....         5,032       42%          2,599        28%        9,596       39%        5,286        28%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Service margin.....         6,889       58%          6,828        72%       15,128       61%       13,542        72%
                       ===========   =======   ============    =======    =========    ======    =========    =======

Total revenue......        20,866      100%         26,686       100%       43,867      100%       48,741       100%
Costs of product and
service                     7,074       34%          4,717        18%       13,049       30%        9,418        19%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Product and service
margin                   $ 13,792       66%        $21,969        82%     $ 30,818       70%      $39,323        81%
                       ===========   =======   ============    =======    =========    ======    =========    =======


     The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:


                                            Three Months ended            Six months ended
                                               October 31,                  October 31,
                                         -------------------------    -------------------------
                                            2001          2000           2001          2000
                                         -----------   -----------    ------------  -----------
REVENUES
  Product............................          43%           65%             44%          61%
  Service............................          57%           35%             56%          39%
                                        -----------   -----------    ------------   ----------
                                              100%          100%            100%         100%
                                        -----------   -----------    ------------   ----------
COSTS AND EXPENSES
  Cost of product....................          10%            8%              8%           8%
  Cost of service....................          24%           10%             22%          11%
  Sales and marketing................          79%           48%             69%          52%
  General and administrative.........          18%            8%             14%          10%
  Research and development...........          23%           15%             23%          16%
  Depreciation and amortization......          14%            9%             13%          10%
 Gain on sale of asset                         -1%             -             -1%            -
                                        -----------   -----------    ------------   ----------
                                              166%           98%            147%         108%
                                        -----------   -----------    ------------   ----------
OPERATING INCOME (LOSS)..............         -66%            2%            -47%          -8%
Interest and other income (expense)..           1%            1%              1%           1%
                                        -----------   -----------    ------------   ----------
INCOME (LOSS) BEFORE TAXES...........         -65%            3%            -46%          -7%
Provision for income taxes...........          -1%           -2%             -1%          -1%
                                        -----------   -----------    ------------   ----------
NET INCOME (LOSS)....................         -66%            1%            -47%          -8%
                                        ===========   ===========    ============   ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:


                                  Three months ended October 31,                 Six months ended October 31,
                             -----------------------------------------    --------------------------------------------
                               2001          2000          Decrease          2001             2000         Decrease
                             ----------    ----------     ------------    ------------     -----------    ------------
Product revenue by region
United States and Canada....   $ 4,859       $ 9,432         -48%             $ 9,833        $ 15,640        -37%
Europe......................     3,683         4,570         -19%               7,516           9,378        -20%
Rest of World...............       403         3,257         -88%               1,794           4,895        -63%
                             ----------    ----------     ------------    ------------     -----------    ------------
                               $ 8,945      $ 17,259         -48%            $ 19,143        $ 29,913        -36%
                             ==========    ==========     ============    ============     ===========    ============


Product revenue by channel in North America
End Users...................   $ 3,302       $ 3.564          -7%             $ 5,909         $ 8,553        -31%
Reseller and OEM............     1,557         5,868         -73%               3,924           7,087        -45%
                             ----------    ----------     ------------    ------------     -----------    ------------
                               $ 4,859       $ 9,432         -48%             $ 9,833        $ 15,640        -37%
                             ==========    ==========     ============    ============     ===========    ============


Three Months Ended October 31, 2001, Compared to Three Months Ended October 31, 2000

Revenues

     Total Revenues: Total revenues decreased 22% to $20.9 million for the three months ended October 31, 2001, from $26.7 million for the three months ended October 31, 2000. Total revenues consisted of 43% product revenue and 57% service revenue for the three months ended October 31, 2001.

     Product Revenue: Product revenue decreased 48% to $8.9 million for the three months ended October 31, 2001, from $17.3 million for the three months ended October 31, 2000. Product revenue derived from North America, Europe and Rest of World represented 54%, 41% and 5%, respectively, of product revenue for the three months ended October 31, 2001, as compared to 55%, 26% and 19%, respectively, of product revenue for the three months ended October 31, 2000.

     Product revenue derived from North America decreased 48% to $4.9 million for the three months ended October 31, 2001, from $9.4 million for the three months ended October 31, 2000. Reseller and OEM sales, which represented 32% of North American product revenue, decreased 73% to $1.6 million for the three months ended October 31, 2001, from $5.9 million for the three months ended October 31, 2000 due primarily to lower than expected revenues from the United States Government. Product revenue from direct sales, which represented 68% of North American product revenue, decreased 7% to $3.3 million for the three months ended October 31, 2001, from $3.6 million for the three months ended October 31, 2000.

     Product revenue derived from Europe decreased 19% to $3.7 million for the three months ended October 31, 2001, from $4.6 million for the three months ended October 31, 2000, due to decreased license revenue from the United Kingdom and Sweden.

     Product revenue derived from Rest of World decreased 88% to $0.4 million for the three months ended October 31, 2001, from $3.3 million for the three months ended October 31, 2000, primarily due to decreased reseller revenue from Japan and Australia.

     Service Revenue: Service revenue increased 26% to $11.9 million for the three months ended October 31, 2001, from $9.4 million for the three months ended October 31, 2000. For the three months ended October 31, 2001, maintenance and support revenue increased 9% to $7.2 million from $6.7 million for the three months ended October 31, 2000. The Company's consulting revenue increased 69% to $4.7 million for the three months ended October 31, 2001, from $2.8 million for the three months ended October 31, 2000. The increase in consulting revenue was a direct result of sales efforts to increase the amount and size of ongoing professional service projects over the past year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $34.7 million for the three months ended October 31, 2001, an increase of 33% from $26.2 million for the three months ended October 31, 2000.

     In a move to reduce its cost base while also preserving the intellectual talent of the Company, Accelio has implemented a global salary reduction program of 10% for all employees earning $60,000 or higher. Employees earning less than $60,000 will receive a 5% reduction. This initiative is currently for six months but may be extended to twelve months and will commence during the quarter ended January 31, 2002. The reduction will apply to every employee, where applicable geographically, including the Board of Directors, the executive officers and the Chief Executive Officer. The Company has cancelled all executive bonus plans for the third and fourth quarters, unless it meets its profit target and also eliminated a total of 50 positions. All employees will receive statutory notice of this change in salary in accordance with employment law. Employees will be granted stock options on a prorated basis with the salary reduction. The grant is based on the amount of the salary reduction divided by 4. For example, an employee with a salary of $60,000 would multiply the salary times 10% ($6,000) divided by two ($3,000) divided by 4 equals number of options granted of 750. The vesting period for these options is 2/3 of one year from the date of grant and the remaining 1/3 after eighteen months of grant date. The Company expects to grant 500,000 options to employees pursuant to this arrangement.

     Cost of Product: Cost of product decreased 4% to $2.0 million for the three months ended October 31, 2001, from $2.1 million for the three months ended October 31, 2000. These costs represent 23% and 12% of product revenue for the three months ended October 31, 2001 and October 31, 2000, respectively. The decrease is related to a decrease in amortization of capitalized software costs. During fiscal year 2001, the company wrote down the value of certain capitalized software costs. The write-down was attributable to management's analysis that the life cycles of some of its products had come to an end. Total capitalized software costs charged to cost of product revenue decreased 66% to $276,000 for the three months ended October 31, 2001, from $819,000 for the three months ended October 31, 2000. Total bad debt expense decreased 36% to $574,000 for the three months ended October 31, 2001, from $891,000 for the three months ended October 31, 2000.

     Cost of Service: Cost of service increased 94% to $5.0 million for the three months ended October 31, 2001, from $2.6 million for the three months ended October 31, 2000 due to the company's increasing consulting revenue in addition to the number of resources dedicated to consulting and customer support activities. The service margin decreased to 61% for the three months ended October 31, 2001, from 72% for the three months ended October 31, 2000.

     Sales and Marketing: Sales and marketing expenses increased 29% to $16.4 million for the three months ended October 31, 2001 from $12.7 million for the three months ended October 31, 2000, as a result of the Company's expansion of its worldwide sales force. As a percentage of total revenues, sales and marketing increased to 79% for the three months ended October 31, 2001, from 48% for the three months ended October 31, 2000.

     General and Administrative: General and administrative expenses increased 63% to $3.7 million for the three months ended October 31, 2001, from $2.3 million for the three months ended October 31, 2000. This increase was primarily due to an increase in employee expenses related to additional headcount, increased communication charges and severance charges incurred in the quarter. As a percentage of total revenues, general and administrative expenses increased to 18% for the three months ended October 31, 2001, from 8% for the three months ended October 31, 2000.

     Research and Development: Research and development expenses increased 19% to $4.8 million for the three months ended October 31, 2001, from $4.1 million for the three months ended October 31, 2000, primarily due to a reduction in the amount of capitalized software costs. During the three months ended October 31, 2001, the Company did not capitalize any costs related to software development as compared to $797,000 for the three months ended October 31, 2000. Software

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in the quarter ended October 31, 2001 to the extent they were for the quarter ended October 31, 2000 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were minimal. Research and development expense as a percentage of product revenue increased to 54% for the three months ended October 31, 2001, from 24% for the three months ended October 31, 2000.

     Depreciation and Amortization: Depreciation and amortization increased to $2.9 million for the three months ended October 31, 2001, compared to $2.5 million for the three months ended October 31, 2000.

     Operating Loss: Operating loss was $13.8 million for the three months ended October 31, 2001, compared to an operating income of $0.5 million for the three months ended October 31, 2000. The increase in operating loss is due to the factors discussed above.

     Net Investment and Other Income (Expense): Net investment and other income was approximately $279,000 for the three months ended October 31, 2001, compared to $418,000 for the three months ended October 31, 2000. The decrease is due to the decrease in cash and cash equivalents and the lower interest return on investments.

     Provision for Income Taxes: During the quarter ended October 31, 2001, the Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $131,000, compared to $501,000 for the three months ended October 31, 2000.

Six Months Ended October 31, 2001, Compared to Six Months Ended October 31, 2000

Revenues

     Total Revenues: Total revenues decreased 10% to $44.0 million for the six months ended October 31, 2001, from $48.7 million for the six months ended October 31, 2000. Total revenues consisted of 44% product revenue and 56% service revenue for the six months ended October 31, 2001.

     Product Revenue: Product revenue decreased 36% to $19.1 million for the six months ended October 31, 2001, from $29.9 million for the six months ended October 31, 2000. Product revenue derived from North America, Europe and Rest of World represented 51%, 39% and 10%, respectively, of product revenue for the six months ended October 31, 2001, as compared to 52%, 32% and 16%, respectively, of product revenue for the six months ended October 31, 2000.

     Product revenue derived from North America decreased 37% to $9.8 million for the six months ended October 31, 2001, from $15.6 million for the six months ended October 31, 2000. Reseller and OEM sales, which represented 40% of North American product revenue, decreased 45% to $3.9 million for the six months ended October 31, 2001, from $7.1 million for the six months ended October 31, 2000 due primarily to the economic slowdown in North America and lower than expected revenues from the United States government. Product revenue from direct sales, which represented 60% of North American product revenue, decreased 31% to $5.9 million for the six months ended October 31, 2001, from $8.6 million for the six months ended October 31, 2000.

     Product revenue derived from Europe decreased 20% to $7.5 million for the six months ended October 31, 2001, from $9.4 million for the six months ended October 31, 2000, due to decreased license revenue from the United Kingdom, where a significant sale had taken place in the prior fiscal year's first quarter.

     Product revenue derived from the Rest of World decreased 63% to $1.8 million for the six months ended October 31, 2001, from $4.9 million for the six months ended October 31, 2000, primarily due to decreased reseller revenue from Japan and Australia.

    Service Revenue: Service revenue increased 31% to $24.7 million for the six months ended October 31, 2001, from $18.8 million for the six months ended October 31, 2000. For the six months ended October 31, 2001, maintenance and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


support revenue increased 13% to $15.0 million from $13.2 million for the six months ended October 31, 2000. The Company's consulting revenue increased 74% to $9.7 million for the six months ended October 31, 2001, from $5.6 million for the six months ended October 31, 2000. The increase in consulting revenue was a direct result of sales efforts to increase the amount and size of ongoing professional service projects over the past year.

Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $64.6 million for the six months ended October 31, 2001, an increase of 23% from $52.6 million for the six months ended October 31, 2000.

     Cost of Product: Cost of product decreased 16% to $3.5 million for the six months ended October 31, 2001, from $4.1 million for the six months ended October 31, 2000. These costs represent 18% and 14% of product revenue for the six months ended October 31, 2001 and October 31, 2000, respectively. The decrease is related to a decrease in amortization of capitalized software costs. During fiscal year 2001, the company wrote down the value of certain capitalized software costs. The write-down was attributable to management's analysis that the life cycles of some of its products had come to an end. Total capitalized software costs charged to cost of product revenue decreased 73% to $436,000 for the six months ended October 31, 2001, from $1.6 million for the six months ended October 31, 2000. Total bad debt expense decreased 36% to $891,000 for the six months ended October 31, 2001, from $1.4 million for the six months ended October 31, 2000.

     Cost of Service: Cost of service increased 82% to $9.6 million for the six months ended October 31, 2001, from $5.3 million for the six months ended October 31, 2000 due to the Company's increasing consulting revenue in addition to the number of resources dedicated to consulting and customer support activities. The service margin decreased to 61% for the six months ended October 31, 2001, from 72% for the six months ended October 31, 2000.

     Sales and Marketing: Sales and marketing expenses increased 19% to $30.1 million for the six months ended October 31, 2001 from $25.4 million for the six months ended October 31, 2000, as a result of the Company's expansion of its worldwide sales force. As a percentage of total revenues, sales and marketing increased to 69% for the six months ended October 31, 2001, from 52% for the six months ended October 31, 2000.

     General and Administrative: General and administrative expenses increased 28% to $6.0 million for the six months ended October 31, 2001, from $4.7 million for the six months ended October 31, 2000. This increase was primarily due to an increase in employee expenses related to additional headcount, increased communication charges and severance charges incurred during the second quarter. As a percentage of total revenues, general and administrative expenses increased to 14% for the six months ended October 31, 2001, from 10% for the six months ended October 31, 2000.

     Research and Development: Research and development expenses increased 25% to $10.0 million for the six months ended October 31, 2001, from $8.0 million for the six months ended October 31, 2000, primarily due to a reduction in the amount of capitalized software costs. During the six months ended October 31, 2001, the Company did not capitalize any costs related to software development as compared to $1.7 million for the six months ended October 31, 2000. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in the six months ended October 31, 2001 to the extent they were for the six months ended October 31, 2000 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were minimal. Research and development expense as a percentage of product revenue decreased to 53% for the six months ended October 31, 2001, from 27% for the six months ended October 31, 2000.

     Depreciation and Amortization: Depreciation and amortization increased 9% to $5.5 million for the six months ended October 31, 2001 compared to $5.0 million for the six months ended October 31, 2000.

    Operating Loss: Operating loss was $20.7 million for the six months ended October 31, 2001, compared to an operating loss of $3.9 million for the six months ended October 31, 2000. The increase in operating loss is due to the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


     Net Investment and Other Income (Expense): Net investment and other income was approximately $358,000 for the six months ended October 31, 2001, compared to $452,000 for the six months ended October 31, 2000. The decrease is due to the decrease in cash and cash equivalents and the lower interest return on investments.

     Provision for Income Taxes: The Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $262,000 during the six months ended October 31, 2001, compared to $659,000 for the six months ended October 31, 2000.

Liquidity and Capital Resources

     As at October 31, 2001, and April 30, 2001, the Company had $29.6 million and $41.4 million of cash and cash equivalents respectively. During the six months ended October 31, 2001, the Company's cash and cash equivalents decreased by approximately $11.8 million. The decrease is primarily due to the Company's use of cash to fund current operations, the purchase of fixed and other assets, the repayment of certain capital lease obligations, a decrease in accounts receivable and an increase in accounts payable.

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the near term. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

Operations

     The Company decreased its investment in the non-cash operating components of working capital decreased during the six months ended October 31, 2001, by approximately $8.6 million primarily due to a decrease in accounts receivable and accrued liabilities and an increase in accounts payable. The decrease in account receivable is related to the decline in the Company's revenue.

     The Company purchased approximately $2.5 million of fixed assets in the six months ended October 31, 2001 including computer hardware, office equipment, furniture, and leasehold improvements. During the six months ended October 31, 2001, the Company invested $2.1 million in other assets related primarily to the purchase of software.

     During the six months ended October 31, 2001, the Company generated cash of approximately $236,000 relating to the Company's stock purchase plan.


Accounts Receivable and Term Accounts Receivable

     Total accounts receivable and term accounts receivable decreased $6.5 million to $26.0 million at October 31, 2001 from $32.5 million at April 30, 2001, primarily due to the decrease in the current quarter's revenue, combined with the Company's continued focus on collections. Accounts receivable excluding term accounts receivable decreased to $23.8 million at October 31, 2001, from $28.5 million at April 30, 2001. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $1.8 million to $2.1 million for the six months ended October 31, 2001, from $4.0 million on April 30, 2001 due to a reduction in the Company's practice of granting extended payment terms.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiples copies of a software under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. License revenue from arrangements having extended payment term were $287,000 for the three months ended October 31, 2001, and $660,000 in the six months ended October 31,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


2001 compared to $274,000 and $2.4 million for the three and six months ended October 31, 2000 respectively. For the three months ended October 31, 2001, the discount rate used was 6.5%.

     The Company records Term Accounts Receivable as non-current to the extent that management estimates payment will be received more than one year from the balance sheet date. Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). Net additions to non-current Term Accounts Receivable were nil for the three and six months ended October 31, 2001 and 2000.

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

     The following table summarizes the activity in the restructuring costs during the three months ended October 31, 2001:

                                       Employee                             Total       Non Cash      Total
                                      Termination   Facilities    Other     Costs        Costs      Provision
                                     -------------- ----------- ---------- ----------- ------------ ------------
Restructuring provision...........     $ 5,252      $2,914       $726      $8,892      $21,611     $ 30,503
Cash payments.....................      (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items....................          --          --         --          --      (21,611)     (21,611)
                                     -------------- ----------- ---------- ----------- ------------ ------------

Balance, April 30, 1999...........     $ 4,077      $2,878       $519      $7,474         $ --      $ 7,474
Cash payments.....................      (2,921)     (1,092)      (124)     (4,137)          --       (4,137)
Reductions........................        (566)       (540)        --      (1,106)          --       (1,106)
                                     -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000...........     $   590      $1,246       $395      $2,231         $ --      $ 2,231
Cash payments.....................        (468)       (236)      (121)       (825)          --         (825)
Reductions........................        (122)       (567)        --        (689)          --         (689)
                                     -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001...........        $ --       $ 443       $274       $ 717         $ --       $  717
Cash payments.....................          --         (88)       (40)       (128)          --         (128)
Reductions........................          --          --         --          --           --           --
                                     -------------- ----------- ---------- ----------- ------------ ------------
Balance, July 31, 2001...........         $ --       $ 355       $234       $ 589         $ --       $  589
Cash payments.....................          --          (8)       (41)        (49)          --          (49)
Reductions........................          --          --         --          --           --           --
                                     -------------- ----------- ---------- ----------- ------------ ------------
Balance, October 31, 2001.........        $ --       $ 347       $193       $ 540         $ --       $  540
                                     -------------- ----------- ---------- ----------- ------------ ------------

Long-term balance.................        $ --       $ 298        $--       $ 298         $ --       $  298
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

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the six months ended October 31, 2001, the Company's liability for vacant facilities was reduced by $96,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the six months ended October 31, 2001, the Company's liability related to this commitment was reduced by $81,000.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.


Financial Instruments and Credit Facility

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at October 31, 2001 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$3.1 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $10 million credit facility with the Royal Bank of Canada ("RBC"). This credit facility is made up of a $10 million term loan facility which bears interest at a rate of 1.5% over the Bankers Acceptance rate of RBC from time to time and is payable on August 1, 2002. As at October 31, 2001, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until January 17, 2002, at 3.02%. The Company has granted, as collateral for the $10 million credit facility, a general security agreement over Accelio's assets, including a pledge of the shares of certain subsidiaries.

     When the Company deems appropriate, Accelio uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. Accelio does not enter into financial instruments for speculative or trading purposes. As at October 31, 2001, the Company had no outstanding foreign exchange financial instruments.

Recent Accounting Pronouncements

     On October 3, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement 144 are effective for financial statements issued or fiscal years beginning after
December 15, 2001 and, generally, are to be applied prospectively. This pronouncement will be effective for the Company's fiscal year beginning May 1, 2002. Management believes the adoption of SFAS No. 144 will not have a significant impact on the Company's financial condition or results of operations.

     In July 2001, the Financial Accounting Standards Board ("FASB") has issued the Statement of Financial Standards ("SFAS") No.141, Business Combinations, that will require all business combinations to use the purchase method of accounting. This pronouncement is effective for all business combinations initiated after June 30, 2001. The FASB has also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will require intangible assets with an indefinite life and goodwill to be tested for impairment on an annual basis. Goodwill and indefinite life intangibles will no longer be amortized. Intangible assets with a definite life will continue to be amortized over their useful life. This pronouncement will be effective for the Company's fiscal year

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't)


beginning May 1, 2002. Management believes the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on the Company's financial condition or results of operations.

     In June 1998, the FASB issued the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 has had no impact on the Company's financial condition or results of operations.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Each year, the Company's shareholders elect the directors of the Company for the ensuing year. At the Company's annual meeting of shareholders held on September 12, 2001 (the "Annual Meeting"), the following individuals were elected to the board of directors:

John Gleed, Abraham E. Ostrovsky, Stephen A. Holinski, Paul K. Bates, Patrick J. Martin, A. Kevin Francis and Deborah L. Weinstein.

     The following proposals, as more particular described in the Company's Management Proxy Circular dated July 21, 2001 were approved at the Company's Annual Meeting



                                                                              Votes Against or
                                                          Votes For               Withheld
                                                          ---------           ----------------


1.     Election of directors......................        10,541,360              99,816

2.     Appointment of PricewaterhouseCoopers LLP as
       independent auditors for the fiscal year
       ending April 30, 2002......................       10,615,142              53,956

3.     Name change from JetForm Corporation to
       Accelio Corporation........................        10,141,071             529,986

4.     Amendment to the Corporation's Shareholder
       Rights Plan................................         6,693,509           1,959,915




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the three months ended October 31, 2001, the Company filed the following reports on Form 8-K:

o Report on Form 8K dated September 20, 2001, pursuant to name change from JetForm Corporation to Accelio Corporation.

o Report on Form 8K dated October 26, 2001, regarding the restatement of the Company's results for the quarter ended July 31, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Accelio Corporation



           December 10, 2001                   /s/  A. Kevin Francis
-----------------------------------------      ----------------------------------------------------
                 Date                          A. Kevin Francis
                                               President and Chief Executive Officer and Director
                                               (Principal Executive Officer)


           December 10, 2001                   /s/  Leonard Graham III
-----------------------------------------      ----------------------------------------------------
                 Date                          Leonard Graham III
                                               Senior Vice President, Finance and Chief Financial
                                               Officer (Principal Financial and Accounting Officer)

