Form 10-Q
period 2002-01-31
ACCELIO CORP
filed 2002-03-11
CIK 887614

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period From ---- To ----

                         Commission file number 1-111898
                                                --------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
              The number of the issuer's Common Shares outstanding
                        on February 21, 2002: 24,969,794

--------------------------------------------------------------------------------

                               ACCELIO CORPORATION
                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements

           Consolidated Balance Sheets as at January 31, 2002, and      3
             April  30, 2001

           Consolidated Statements of Operations for the three and nine 4 month periods ended January 31, 2002 and January 31, 2001

           Consolidated Statements of Comprehensive Income for the      5
             three and nine month periods ended January 31, 2002 and January 31, 2001

           Consolidated Statements of Cash Flows for the three month    6
             and nine month periods ended January 31, 2002 and January
             31, 2001

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial           19
             Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                           29

Item 6.    Exhibits and Reports on Form 8-K                            29

SIGNATURES                                                             30








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

                                            ACCELIO CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                            (in thousands of Canadian dollars, except share amounts)

                                                                      January 31,          April 30,
                                                                         2002                2001
                                                                    ----------------      ------------
                                                   ASSETS
       Current assets
         Cash and cash equivalents..............................           $ 28,163         $  41,426
         Accounts receivable (Note 2)...........................             18,909            28,488
         Term accounts receivable (Note 2)......................              1,187             3,962
         Unbilled receivables...................................              1,929             2,399
         Inventory..............................................                721               869
         Prepaid expenses ......................................              3,890             3,684
                                                                     ---------------      ------------
                                                                             54,799            80,828
         Fixed assets (Note 3)..................................             11,953            12,722
         Other assets (Note 4)..................................             19,397            21,126
                                                                     ---------------      ------------
                                                                           $ 86,149         $ 114,676
                                                                     ===============      ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities
         Accounts payable.......................................            $ 2,976           $ 4,039
         Accrued liabilities ...................................             12,148            11,911
         Unearned revenue.......................................             14,742            15,788
         Term loan (Note 5).....................................             10,000                --
         Obligations under capital lease (Note 10)..............                987               919
                                                                    ----------------      ------------
                                                                             40,853            32,657
       Accrued liabilities (Note 8).............................                249               446
       Term loan (Note 5).......................................                 --            10,000
       Obligations under capital lease (Note 10)................                880             1,011
                                                                    ----------------      ------------
                                                                             41,982            44,114
                                                                    ----------------      ------------


       Shareholders' equity
         Capital stock (Issued and outstanding -- 24,969,794
         Common Shares at January 31, 2002; 24,831,527
                                                                            273,126           272,587
         Common  Shares at April  30, 2001) ....................
         Cumulative translation adjustment......................            (3,341)           (4,206)
         Deficit................................................          (225,618)         (197,819)
                                                                    ----------------      ------------
                                                                             44,167            70,562
                                                                    ----------------      ------------
                                                                           $ 86,149          $144,676
                                                                    ================      ============

                       (the accompanying notes are an integral part of these consolidated financial statements)



                                                       ACCELIO CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands of Canadian dollars except share and per share amounts)


                                                          Three months ended                Nine months ended
                                                             Janaury 31,                        January 31,
                                                    ------------------------------    -------------------------------

                                                        2002            2001              2002             2001
                                                    -------------   --------------    --------------   --------------

       Revenues
         Product................................        $ 13,167         $ 13,188          $ 32,310         $ 43,101
         Service................................          12,178           10,164            36,902           28,992
                                                    -------------   --------------    --------------   --------------
                                                          25,345           23,352            69,212           72,093
                                                    -------------   --------------    --------------   --------------

       Costs and expenses
         Cost of product........................           1,731            1,910             5,184            6,042
         Cost of service........................           3,729            2,766            13,325            8,052
         Sales and marketing....................          12,773           13,107            42,909           38,509
         General and administrative.............           2,715            2,569             8,762            7,301
         Research and development (Note 6)......           4,079            4,227            14,115           12,233
         Depreciation and amortization..........           2,707            2,709             8,232            7,770
         Takeover defence costs.................           4,545               --             4,545               --
         Gain on sale of assets.................              --               --             (200)               --
                                                    -------------   --------------    --------------   --------------
                                                          32,279           27,288            96,872           79,907
                                                    -------------   --------------    --------------   --------------
       Operating loss                                    (6,934)          (3,936)          (27,660)          (7,814)
         Net investment income .................            (80)              227              (22)              654
         Other income (expense).................            (15)               37               285               62
                                                    -------------   --------------    --------------   --------------
       Loss before taxes                                 (7,029)          (3,672)          (27,397)          (7,098)

       Income tax
         Current  (Note 7)......................           (140)            (201)             (402)            (860)
                                                    -------------   --------------    --------------   --------------
       Net loss                                        $ (7,169)        $ (3,873)        $ (27,799)        $ (7,958)
                                                    =============   ==============    ==============   ==============
       Basic income (loss) per share
         Net loss per share.....................       $  (0.29)        $  (0.16)        $   (1.12)        $  (0.36)
         Weighted average number of shares......      24,932,312       24,688,946        24,897,221       21,901,600
       Fully diluted income (loss) per share
       Net loss per share.......................       $  (0.29)        $  (0.16)        $   (1.12)        $  (0.36)
       Weighted average number of shares........      24,932,312       24,688,946        24,897,221       21,901,600


                       (the accompanying notes are an integral part of these consolidated financial statements)

                                                               ACCELIO CORPORATION
                                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                         (in thousands of Canadian dollars)


                                                          Three months ended                Nine months ended
                                                              January 31,                       January 31,
                                                     -----------------------------    ------------------------------

                                                        2002            2001              2002            2001
                                                     ------------   --------------    -------------   --------------

       Net loss.....................................   $ (7,169)        $ (3,873)       $ (27,799)         $(7,958)
       Other comprehensive income (loss):...........         --               --               --               --
       Cumulative translation adjustment (net of
       tax of nil):.................................     (2,444)            (274)             865           (1,161)
                                                     ------------   --------------    -------------   --------------
       Comprehensive loss...........................   $ (9,613)        $ (4,147)       $ (26,934)         $(9,119)
                                                     ============   ==============    =============   ==============


                       (the accompanying notes are an integral part of these consolidated financial statements)



                               ACCELIO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands of Canadian dollars)


                                                 Three months ended             Nine months ended
                                                     January 31,                    January 31,
                                              ---------------------------   ----------------------------

                                                   2002            2001          2002            2001
                                              ------------    -----------   ------------    ------------
 Cash provided from (used in):
 Operating activities
 Net loss................................        $ (7,169)       $(3,873)     $ (27,799)        $(7,958)
 Items not involving cash:
   Depreciation and amortization.........            2,983          3,630          8,829          10,498
   Deferred income taxes.................                -              -              -               -
   Other non-cash items..................          (2,213)         3,472          1,206          (1,055)
 Net change in operating components
   of working capital (Note 11)...........           6,741         (2,197)        11,158          (7,442)
                                              ------------    -----------   -------------    ------------
                                                       342          1,032         (6,606)         (5,957)
                                              ------------    -----------   -------------    ------------
 Investing activities
 Purchase of fixed assets................            (344)        (4,084)        (2,878)         (8,698)
 Purchase of other assets................            (894)        (1,572)        (3,038)         (3,267)
 Purchase of business....................                 -          (151)              -           (151)
                                              -------------   ------------  -------------   -------------
                                                   (1,238)        (5,807)        (5,916)        (12,116)
                                              -------------   ------------  -------------   -------------
 Financing activities
 Proceeds from issuance of shares.......               115          2,980            351          24,090
 Repayment of debt.......                               --           (397)            --            (397)
 Capital lease repayments................            (285)           (10)        (1,215)            (10)
                                              -------------   ------------  -------------   -------------
                                                     (170)         2,573           (864)         23,683
                                              -------------   ------------  -------------   -------------

 Effect of exchange rate changes on cash             (350)           249            123              32
                                              -------------   ------------  -------------   -------------

 Increase (decrease) in cash and cash
   equivalents...........................          (1,416)        (1,953)       (13,263)          5,642
 Cash and cash equivalents, beginning
   of period.............................           29,579         49,687         41,426          42,092
                                              -------------   ------------  -------------   -------------
 Cash and cash equivalents, end of
   period................................         $ 28,163       $ 47,734       $ 28,163         $47,734
                                              =============   ============  =============   =============



            (the accompanying notes are an integral part of these consolidated financial statements)


                               ACCELIO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiple copies of a software product under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. Revenues from irrevocable commitments to purchase products with payment terms exceeding the Company's customary trade terms are recorded at the amount receivable less deemed interest. The Company amortizes the difference between the face value of the receivable and the discounted amount over the term of the receivable and records the discount as interest income.

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

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

2.   ACCOUNTS RECEIVABLE

     Accounts receivable and term accounts receivable are net of an allowance for doubtful accounts of $3.7 million at January 31, 2002, and $2.9 million at April 30, 2001.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiple copies of a software under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. License revenue from arrangements having extended payment terms were $477,000 for the three months ended January 31, 2002, and $1.1 million in the nine months ended January 31, 2002 compared to $1.5 million for the three months ended January 31, 2001 and $2.1 million for the nine months ended January 31, 2001. For the three months ended January 31, 2002, the discount rate used was 6.5%.

     Payment of Term Accounts Receivable is generally due the earlier of: (i) delivery of the Company's products by the customer to its customers or end users; and (ii) specific dates in the license agreement ("Minimum Payment Dates"). The amount of these receivables at January 31, 2002, and April 30, 2001 was $1.2 million and $4.0 million, respectively.

     The Company's customer base consists of large numbers of diverse customers dispersed across many industries and geographies. As a result, concentration of credit risk with respect to accounts receivable and term accounts receivable is not significant.

3.   FIXED ASSETS

                                                   January 31, 2002
                                 -----------------------------------------------------

                                                    Accumulated           Net book
                                     Cost           depreciation            value
                                 -------------    -----------------    ---------------
                                          (in thousands of Canadian dollars)
    Computer equipment........       $ 21,847             $ 16,610            $ 5,237
    Furniture and fixtures....          9,501                6,350              3,151
    Leasehold improvements....          6,096                2,531              3,565
                                 -------------    -----------------    ---------------
                                     $ 37,444             $ 25,491           $ 11,953
                                 =============    =================    ===============




                                                    April 30, 2001
                                 -----------------------------------------------------

                                                    Accumulated          Net book
                                     Cost           depreciation           value
                                 -------------    -----------------    ---------------
                                          (in thousands of Canadian dollars)
    Computer equipment........        $20,013              $13,999             $6,014
    Furniture and fixtures....          9,152                5,424              3,728
    Leasehold improvements....          4,974                1,994              2,980
                                 -------------    -----------------    ---------------
                                      $34,139              $21,417            $12,722
                                 =============    =================    ===============



                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.  OTHER ASSETS



                                                            January 31, 2002
                                          -----------------------------------------------------

                                                              Accumulated          Net book
                                               Cost           amortization           value
                                          -------------      --------------     ---------------
                                                    (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade names and workforce....           $ 16,081            $ 11,946             $ 4,135
   Software.......................             18,617               9,371               9,246
   Goodwill.......................              2,234               1,543                 691
   Licenses, marketing and distribution
     rights.......................              7,001               4,053               2,948
   Capitalized software costs.....             17,294              16,928                 366
   Other assets...................              6,263               4,252               2,011
                                             -----------        ------------      ---------------
                                             $ 67,490            $ 48,093            $ 19,397
                                             ===========        ============      ===============


                                                                April 30, 2001
                                          -----------------------------------------------------

                                                              Accumulated          Net book
                                               Cost           amortization         value
                                          -------------      --------------     ---------------
                                                    (in thousands of Canadian dollars)
   Delrina technology, trademarks,
     trade names and workforce....          $ 16,081            $ 11,146              $ 4,935
   Software.......................            16,955               8,105                8,850
   Goodwill.......................             2,203               1,319                  884
   Licenses, marketing and distribution
     rights.......................             6,792               3,375                3,417
   Capitalized software costs.....            17,294              16,331                  963
   Other assets...................             6,234               4,157                2,077
                                            -----------        ------------       ---------------
                                            $ 65,559            $ 44,433             $ 21,126
                                            ===========        ============       ===============


5.   FINANCIAL INSTRUMENTS AND CREDIT FACILITY

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at January 31, 2002 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$2.6 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada ("RBC"). This credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of RBC prime plus 2.25% and is payable on August 1, 2002 and (ii) a $10 million operating facility that bears interest at a rate of RBC prime plus 1%. The credit facility is in effect until August 1, 2002. As at January 31, 2002, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until April 17, 2002, at 1.98%. The Company had no borrowings against its operating facility at January 31, 2002. The Company has granted, as collateral for the $20 million credit facility, a general security agreement over Accelio's assets, including assignment of receivables insurance and a pledge of the shares of certain subsidiaries.

     When the Company deems appropriate, Accelio uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. Accelio does not enter into financial instruments for speculative or trading purposes. As at January 31, 2002, the Company had no outstanding foreign exchange financial instruments.

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

6.   RESEARCH AND DEVELOPMENT EXPENSE

     The following table provides a summary of capitalized software costs and the related amortization and write down charged to cost of product in the three and nine months ended January 31, 2002 and January 31, 2001.

                                                         Three months ended                Nine months ended
                                                            January 31,                       January 31,
                                                    -----------------------------    ------------------------------
                                                          2002            2001              2002             2001
                                                    -----------------------------    ------------------------------
                                                             (in thousands of                 (in thousands of
                                                            Canadian dollars)                 Canadian dollars)
  Research and development costs........                $ 4,079          $ 5,198         $ 14,115         $ 14,901
  Capitalized software costs............                     --            (971)               --          (2,668)
                                                    ------------   --------------    -------------   --------------
  Net research and development expense..                $ 4,079          $ 4,227         $ 14,115         $ 12,233
                                                    ============   ==============    =============   ==============
  Amortization of development costs
  charged to cost of product............                $   161          $   814         $    482         $  2,432
                                                    ============   ==============    =============   ==============
  Write-down of development costs
  charged to cost of product............                $--              $--             $    115         $--
                                                    ============   ==============    =============   ==============


7.   INCOME TAXES

     As at January 31, 2002, the Company had net deferred tax assets of $79.6 million (January 31, 2001, $58.5 million), the principal components of which were temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of these net deferred tax assets such that a valuation allowance of $79.6 million (January 31, 2001, $52.9 million) has been applied. During the quarter ended January 31, 2002, the Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $140,000 (January 31, 2001, $201,000).

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

     The following table summarizes the activity in the restructuring costs during the nine months ended January 31, 2002:

                                            Employee                               Total      Non Cash       Total
                                            Termination   Facilities    Other      Costs        Costs      Provision
                                          ---------------------------------------------------------------------------

Restructuring provision............          $ 5,252      $2,914       $726      $8,892      $21,611     $ 30,503
Cash payments..........................      (1,175)        (36)      (207)     (1,418)           --      (1,418)
Non-cash items.........................           --          --         --          --      (21,611)    (21,611)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 1999...........           $ 4,077      $2,878       $519      $7,474         $ --      $ 7,474
Cash payments......................          (2,921)     (1,092)      (124)     (4,137)           --      (4,137)
Reductions...........................          (566)       (540)         --     (1,106)           --      (1,106)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000...........            $  590      $1,246       $395      $2,231         $ --      $ 2,231
Cash payments......................            (468)       (236)      (121)       (825)           --        (825)
Reductions...........................          (122)       (567)         --       (689)           --        (689)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001............             $ --       $ 443       $274       $ 717         $ --       $  717
Cash payments......................               --        (88)       (40)       (128)           --        (128)
Reductions...........................             --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, July 31, 2001...........               $ --       $ 355       $234       $ 589         $ --       $  589
Cash payments......................               --         (8)       (41)        (49)           --         (49)
Reductions...........................             --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, October 31, 2001...........            $ --       $ 347       $193       $ 540         $ --       $  540
Cash payments......................               --        (49)       (42)        (91)           --         (91)
Reductions...........................             --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, January 31, 2002...........            $ --       $ 298      $ 151       $ 449         $ --        $ 449
                                          ============== =========== ========== =========== ============ ============
Long-term balance..................             $ --       $ 249       $ --       $ 249         $ --        $ 249
                                          ============== =========== ========== =========== ============ ============


     Employee terminations totaled 105 and included 46 in sales and marketing, 40 in research and development, 12 in internal corporate services, and 7 in systems and consulting services. Employee terminations included salary continuance for which the Company was contractually obligated to pay. All employees were terminated on or before April 30, 1999.

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the nine months ended January 31, 2002, the Company's liability for vacant facilities was reduced by $145,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the nine months ended January 31, 2002, the Company's liability related to this commitment was reduced by $123,000.

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

     The Company's Chief Executive Officer primarily evaluates the Company on a geographic basis. The geographic evaluation is further segmented into Product, Consulting, and Customer Support components. The Product segment engages in business activities from which it earns license revenues from the Company's software products. The Consulting segment earns revenues from assisting customers in configuring, implementing and integrating the Company's products and, when required, customizing products and designing automated processes to meet the customer's specific business needs as well as providing all necessary training. The Customer Support segment earns revenues through after-sale support for software products as well as providing software upgrades under the Company's maintenance and support programs.

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

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



The following tables sets forth, on a comparative basis for the periods indicated, the Company's segmented information:

                                                Three months ended January 31, 2002
                                                 (in thousands of Canadian dollars)
                                        -----------------------------------------------------
                                                                     Customer
                                         Product       Consulting    Support      Total
                                        -----------------------------------------------------
North America
Revenue.......................              $ 6,068       $ 1,866      $ 5,157     $ 13,091
Costs.........................                5,442         1,511          726        7,679
                                       ------------- ------------- ------------ ------------
Contribution..................              $   626       $   355      $ 4,431     $  5,412
                                       ------------- ------------- ------------ ------------

Europe
Revenue.......................              $ 6,466       $ 2,257      $ 2,443      $11,166
Costs.........................                4,112         1,026          466        5,604
                                       ------------- ------------- ------------ ------------
Contribution..................              $ 2,354       $ 1,231      $ 1,977      $ 5,562
                                       ------------- ------------- ------------ ------------

Asia Pacific
Revenue.......................              $   633          $ 63        $ 392      $ 1,088
Costs.........................                1,316             -            -        1,316
                                       ------------- ------------- ------------ ------------
Contribution..................              $ (683)          $ 63        $ 392      $ (228)
                                       -----------------------------------------------------

Total
Revenue.......................             $ 13,167       $ 4,186      $ 7,992     $ 25,345
Costs.........................               10,870         2,537        1,192       14,599
                                       ------------- ------------- ------------ ------------
Contribution..................              $ 2,297       $ 1,649      $ 6,800     $ 10,746
                                       ------------- ------------- ------------ ------------

Cost of product...............                                                        1,731
Corporate marketing...........                                                        1,903
Research and development......                                                        4,079
General and administration....                                                        2,715
Depreciation and amortization                                                         2,707
Takeover defence costs........                                                        4,545
                                                                                ------------
                                                                                   $ 17,680
                                                                                ------------
Operating loss ...............                                                      (6,934)
Net investment income.........                                                         (95)
                                                                                ------------
Loss before taxes.............                                                    $ (7,029)
Provision for income taxes....                                                        (140)
                                                                                ------------
Net loss......................                                                    $ (7,169)
                                                                                ============


                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



                                               Three months ended January 31, 2001
                                               (in thousands of Canadian dollars)
                                       ----------------------------------------------------
                                                                     Customer
                                        Product       Consulting     Support      Total
                                       ------------- ------------- ------------ -----------
North America
Revenue.......................              $ 7,024       $ 1,486      $ 4,948    $ 13,458
Costs.........................                6,262           744        1,051       8,057
                                       ------------- ------------- ------------ -----------
Contribution..................                $ 762         $ 742      $ 3,897     $ 5,401
                                       ------------- ------------- ------------ -----------

Europe
Revenue.......................              $ 4,992       $ 1,473      $ 1,887     $ 8,352
Costs.........................                3,307           524          447       4,278
                                       ------------- ------------- ------------ -----------
Contribution..................              $ 1,685         $ 949      $ 1,440     $ 4,074
                                       ------------- ------------- ------------ -----------

Asia Pacific
Revenue.......................              $ 1,172          $ 77        $ 293     $ 1,542
Costs.........................                1,130             -            -       1,130
                                       ------------- ------------- ------------ -----------
Contribution..................                $  42          $ 77        $ 293       $ 412
                                       ------------- ------------- ------------ -----------

Total
Revenue.......................             $ 13,188       $ 3,036      $ 7,128    $ 23,352
Costs.........................               10,699         1,268        1,498      13,465
                                       ------------- ------------- ------------ -----------
Contribution..................              $ 2,489       $ 1,768      $ 5,630     $ 9,887
                                       ------------- ------------- ------------ -----------

Cost of product...............                                                       1,910
Corporate marketing...........                                                       2,408
Research and development......                                                       4,227
General and administration....                                                       2,569
Depreciation and amortization                                                        2,709
                                                                                -----------
                                                                                  $ 13,823
                                                                                -----------
Operating loss ...............                                                     (3,936)
Net investment income.........                                                         264
                                                                                -----------
Income before taxes...........                                                   $ (3,672)
Provision for income taxes....                                                       (201)
                                                                                -----------
Net loss......................                                                   $ (3,873)
                                                                                ===========

                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



                                                 Nine months ended January 31, 2002
                                                 (in thousands of Canadian dollars)
                                        -----------------------------------------------------
                                                                      Customer
                                         Product       Consulting     Support      Total
                                        ------------- ------------- ------------ ------------
North America
Revenue.......................              $15,901       $ 7,746     $ 15,103     $ 38,750
Costs.........................               19,560         4,361        4,003       27,924
                                       ------------- ------------- ------------ ------------
Contribution..................            $ (3,659)       $ 3,385     $ 11,100     $ 10,826
                                       ------------- ------------- ------------ ------------

Europe
Revenue.......................             $ 13,982       $ 5,867      $ 6,842     $ 26,691
Costs.........................               12,320         3,437        1,524       17,281
                                       ------------- ------------- ------------ ------------
Contribution..................              $ 1,662       $ 2,430      $ 5,318      $ 9,410
                                       ------------- ------------- ------------ ------------

Asia Pacific
Revenue.......................              $ 2,427         $ 313      $ 1,031      $ 3,771
Costs.........................                4,718             -            -        4,718
                                       ------------- ------------- ------------ ------------
Contribution..................            $ (2,291)         $ 313      $ 1,031     $ (947 )
                                       ------------- ------------- ------------ ------------

Total
Revenue.......................             $ 32,310      $ 13,926     $ 22,976     $ 69,212
Costs.........................               36,598         7,798        5,527       49,923
                                       ------------- ------------- ------------ ------------
Contribution..................            $ (4,288)       $ 6,128     $ 17,449     $ 19,289
                                       ------------- ------------- ------------ ------------

Cost of product...............                                                        5,184
Corporate marketing...........                                                        6,311
Research and development......                                                       14,115
General and administration....                                                        8,762
Depreciation and amortization                                                         8,232
Takeover defence costs........                                                        4,545
Gain on sale of asset.........                                                        (200)
                                                                                ------------
                                                                                   $ 46,949
                                                                                ------------
Operating loss ...............                                                     (27,660)
Net investment income.........                                                          263
                                                                                ------------
Loss before taxes.............                                                   $ (27,397)
Provision for income taxes....                                                        (402)
                                                                                ------------
Net loss......................                                                   $ (27,799)
                                                                                ============


                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


                                               Nine months ended January 31, 2001
                                               (in thousands of Canadian dollars)
                                       ----------------------------------------------------
                                                                      Customer
                                         Product       Consulting     Support      Total
                                      ------------- ------------- ------------ -----------
North America
Revenue.......................             $ 22,664       $ 4,262     $ 14,422    $ 41,348
Costs.........................               18,064         2,133        3,120      23,317
                                       ------------- ------------- ------------ -----------
Contribution..................              $ 4,600       $ 2,129     $ 11,302    $ 18,031
                                       ------------- ------------- ------------ -----------

Europe
Revenue.......................             $ 14,370       $ 4,031      $ 5,350    $ 23,751
Costs.........................                9,420         1,509        1,290      12,219
                                       ------------- ------------- ------------ -----------
Contribution..................              $ 4,950       $ 2,522      $ 4,060    $ 11,532
                                       ------------- ------------- ------------ -----------

Asia Pacific
Revenue.......................              $ 6,067         $ 352        $ 575     $ 6,994
Costs.........................                3,533             -            -       3,533
                                       ------------- ------------- ------------ -----------
Contribution..................              $ 2,534         $ 352        $ 575     $ 3,461
                                       ------------- ------------- ------------ -----------

Total
Revenue.......................             $ 43,101       $ 8,645     $ 20,347    $ 72,093
Costs.........................               31,017         3,642        4,410      39,069
                                       ------------- ------------- ------------ -----------
Contribution..................             $ 12,084       $ 5,003     $ 15,937    $ 33,024
                                       ------------- ------------- ------------ -----------

Cost of product...............                                                       6,042
Corporate marketing...........                                                       7,492
Research and development......                                                      12,233
General and administration....                                                       7,301
Depreciation and amortization                                                        7,770
                                                                                -----------
                                                                                  $ 40,838
                                                                                -----------
Operating loss................                                                     (7,814)
Net investment income.........                                                         716
                                                                                -----------
Loss before taxes.............                                                   $ (7,098)
Provision for income taxes....                                                       (860)
                                                                                -----------
Net loss......................                                                   $ (7,958)
                                                                                ===========



                               ACCELIO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


10.   CAPITAL LEASE OBLIGATION

     The Company leases certain computer hardware and software under capital lease agreements. The capital leases have been recorded as fixed assets, other assets, and capital lease obligations in the accompanying financial statements. Depreciation related to the capital leases is included in depreciation and amortization expense for the three and nine months ended January 31, 2002.


     The total future minimum lease payments under capital leases at January 31, 2002 are as follows:


                                                               in thousands
                                                               of Canadian
Years ending April 30,                                           dollars

  2002.................................................             $ 285
  2003.................................................             1,090
  2004.................................................               706
  2005.................................................                42
                                                           ---------------
  Total minimum lease payment..........................             2,123
  Less amounts representing interest...................             (256)
                                                           ---------------

  Present value of net minimum lease payments..........           $ 1,867

  Less current portion.................................             (987)
                                                           ---------------
  Long term portion....................................             $ 880
                                                           ---------------


11.   NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL

     The net change in operating components of working capital is comprised of:

                                              Three months ended                Nine months ended
                                                  January 31,                      January 31,
                                          ----------------------------    -------------------------------
                                             2002            2001             2002             2001
                                          ------------   -------------    -------------    --------------
                                               (in thousands of                  (in thousands of
                                               Canadian dollars)                Canadian dollars)

  Decrease (increase) in:
  Accounts receivable and term
    accounts receivable............           $ 6,566         $ 2,276         $ 14,010          $(3,070)
  Unbilled receivables.............               349             617              555             1,404
  Inventory........................               280            (40)              148               (4)
  Prepaid expenses.................           (1,527)           (539)          (1,410)             (467)

  Increase (decrease) in:
  Accounts payable.................           (1,902)              34          (1,063)           (3,202)
  Accrued liabilities..............             2,956           (147)              247             (863)
  Unearned revenue.................                19             (4)          (1,329)           (1,240)
                                          ------------   -------------    -------------    --------------
                                              $ 6,741       $ (2,197)         $ 11,158          $(7,442)
                                          ============   =============    =============    ==============


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

13   SUBSEQUENT EVENT

     On February 1, 2002, Adobe Systems Incorporated ("Adobe") announced a proposed agreement to acquire the Company. Under the terms of the agreement, Adobe common stock, valued at $72.0 (US) million on closing will be exchanged for all the Company's equity securities. The proposed acquisition is subject to the execution of customary transaction documents and the satisfaction of customary closing conditions, including the approval of the Company's shareholders and clearance of the acquisition by U.S. and Canadian regulatory authorities. The Company has agreed to pay a breakup fee of US$2.88 million and expenses of US$1.25 million to Adobe if the Board of Directors of Accelio supports another transaction. The transaction is expected to close in April 2002.

     On February 4, 2002 Open Text announced that it had extended its offer to acquire all of the outstanding Common Shares of Accelio Corporation until 5:00 p.m. on April 30, 2002.

14.  COMPARATIVE RESULTS

     Certain of the prior years' figures have been reclassified in order to conform to the presentation adopted in the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes thereto. The following discussion provides a comparative analysis of material changes for the quarters ended January 31, 2002, and 2000, in the financial condition and results of operations of the parent company ("Accelio") and its wholly-owned subsidiaries: Accelio Corporation (a Delaware corporation), JF A'Asia Pty. Limited ("Accelio Pacific"), Accelio Scandinavia AB ("Accelio Nordic"), Accelio France SA ("Accelio France"), Accelio UK Limited ("Accelio UK"), Accelio Deutschland GmbH ("Accelio Germany"), Accelio Technologies Limited ("Accelio Ireland"), Accelio Japan K.K. ("Accelio Japan"), Accelio Netherlands BV ("Accelio Netherlands") and Accelio PTE Ltd ("Accelio Singapore"). Accelio and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

Results of Operations

     The Company's revenues and operating results have varied substantially from quarter to quarter. With the exception of its consulting services operation, the Company has historically operated with little backlog of orders because its software products are generally shipped as orders are received. The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Product revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial trial to multiple copy licenses, varies substantially from customer to customer. As a result, variations in the timing of product sales can cause significant variations in operating results from period to period. Product revenue represented 52% of total revenue for the quarter ended January 31, 2002.

     Service revenue primarily consists of consulting services, training and technical support. Consulting services include assisting customers to configure, implement and integrate the Company's products and, when required, customize products and design automated processes to meet customers' specific business needs. Service revenue represented 48% of total revenue for the quarter ended January 31, 2002.

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

     The following table sets forth, on a comparative basis for the periods indicated, the components of the Company's product margin, service margin and product and service margin:

                               Three months ended January 31,                   Nine months ended January 31,
                       -----------------------------------------------    -------------------------------------------
                               2002                     2001                     2002                   2001
                       ---------------------   -----------------------    -------------------    --------------------
                             (in thousands of Canadian dollars)               (in thousands of Canadian dollars)

Product revenue....      $ 13,167      100%        $13,188       100%     $ 32,310      100%      $43,101       100%
Cost of product....         1,731       13%          1,910        14%        5,184       16%        6,042        14%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Product margin.....        11,436       87%         11,278        86%       27,126       84%       37,059        86%
                       ===========   =======   ============    =======    =========    ======    =========    =======

Service revenue....        12,178      100%         10,164       100%       36,902      100%       28,992       100%
Cost of service....         3,729       31%          2,766        27%       13,325       36%        8,052        28%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Service margin.....         8,449       69%          7,398        73%       23,577       64%       20,940        72%
                       ===========   =======   ============    =======    =========    ======    =========    =======


Total revenue......        25,345      100%         23,352       100%       69,212      100%       72,093       100%
Costs of product and
service                     5,460       22%          4,676        20%       18,509       27%       14,094        20%
                       -----------   -------   ------------    -------    ---------    ------    ---------    -------
Product and service
margin                   $ 19,885       78%        $18,676        80%     $ 50,703       73%      $57,999        80%
                       ===========   =======   ============    =======    =========    ======    =========    =======


The following table presents, for the periods indicated, consolidated statement of operations data expressed as a percentage of total revenues:


                                                    Three months ended            Nine months ended
                                                        January 31,                  January 31,
                                                 --------------------------   -------------------------
                                                    2002           2001           2002          2001
                                                 ------------   -----------   ------------   ----------
         REVENUES
           Product................................      52%           56%             47%          60%
           Service................................      48%           44%             53%          40%
                                                ------------   -----------    ------------   ----------
                                                       100%          100%            100%         100%
                                                ------------   -----------    ------------   ----------
         COSTS AND EXPENSES
           Cost of product........................       7%            8%              7%           8%
           Cost of service........................      15%           12%             19%          11%
           Sales and marketing....................      50%           56%             62%          53%
           General and administrative.............      11%           11%             13%          10%
           Research and development...............      16%           18%             20%          17%
           Depreciation and amortization..........      11%           12%             12%          11%
           Takeover bid expenses..................      18%             -              7%            -
           Gain on sale of assets.................        -             -              0%            -
                                                ------------   -----------    ------------   ----------
                                                       127%          117%            140%         111%
                                                ------------   -----------    ------------   ----------
         OPERATING LOSS...........................     -27%          -17%            -40%         -11%
         Interest and other income (expense)......       0%            1%              0%           1%
                                                ------------   -----------    ------------   ----------
         LOSS BEFORE TAXES........................     -28%          -16%            -40%         -10%
         Provision for income taxes...............      -1%           -1%             -1%          -1%
                                                ------------   -----------    ------------   ----------
         NET LOSS.................................     -28%          -17%            -40%         -11%
                                                ============   ===========    ============   ==========

     The following table provides details of product revenue by geographic segment and, within Canada and the United States of America, by distribution channel:


                                  Three months ended January 31,                 Nine months ended January 31,
                             -----------------------------------------    --------------------------------------------
                               2002          2001          Increase          2002             2001         Increase
                                                          (Decrease)                                      (Decrease)
                             ----------    ----------     ------------    ------------     -----------    ------------

Product revenue by region
United States and Canada....   $ 6,068       $ 7,024         -14%            $ 15,901        $ 22,664        -30%
Europe......................     6,466         4,992          30%              13,982          14,370         -3%
Rest of World...............       633         1,172         -46%               2,427           6,067        -60%
                             ----------    ----------     ------------    ------------     -----------    ------------
                              $ 13,167      $ 13,188          0%             $ 32,310        $ 43,101        -25%
                             ==========    ==========     ============    ============     ===========    ============


Product revenue by channel in North America
End Users...................   $ 4,764       $ 5,165          -8%            $ 10,673        $ 13,718        -22%
Reseller and OEM............     1,304         1,859         -30%               5,228           8,946        -42%
                             ----------    ----------     ------------    ------------     -----------    ------------
                               $ 6,068       $ 7,024         -14%            $ 15,901        $ 22,664        -30%
                             ==========    ==========     ============    ============     ===========    ============


Three Months Ended January 31, 2002, Compared to Three Months Ended January 31, 2001

Revenues

     Total Revenues: Total revenues increased 9% to $25.3 million for the three months ended January 31, 2002, from $23.4 million for the three months ended January 31, 2001. Total revenues consisted of 52% product revenue and 48% service revenue for the three months ended January 31, 2002.

     Product Revenue: Product revenue was unchanged at $13.2 million for the three months ended January 31, 2002, and the three months ended January 31, 2001. Product revenue derived from North America, Europe and Rest of World represented 46%, 49% and 5%, respectively, of product revenue for the three months ended January 31, 2002, as compared to 53%, 38% and 9%, respectively, of product revenue for the three months ended January 31, 2001.

     Product revenue derived from North America decreased 14% to $6.1 million for the three months ended January 31, 2002, from $7.0 million for the three months ended January 31, 2001. Reseller and OEM sales, which represented 21% of North American product revenue, decreased 30% to $1.3 million for the three months ended January 31, 2002, from $1.9 million for the three months ended January 31, 2001 due primarily to lower than expected revenues from the United States Government sector and a large contract in the Financial Sector in Q3 of 2001 for which there was no comparative transaction in Q3 of 2002. Product revenue from direct sales, which represented 79% of North American product revenue, decreased 8% to $4.8 million for the three months ended January 31, 2002, from $5.2 million for the three months ended January 31, 2001.

     Product revenue derived from Europe increased 30% to $6.5 million for the three months ended January 31, 2002, from $5.0 million for the three months ended January 31, 2001, due to increased license revenue from the United Kingdom. The increase in our United Kingdom operation's revenue was primarily due to a large financial contract that contributed $2.9 million of product revenue. There was no comparative deal in the three months ended January 31, 2001.

     Product revenue derived from Rest of World decreased 46% to $633,000 for the three months ended January 31, 2002, from $1.2 million for the three months ended January 31, 2001, primarily due to decreased reseller revenue from Japan and China.

     Service Revenue: Service revenue increased 20% to $12.2 million for the three months ended January 31, 2002, from $10.2 million for the three months ended January 31, 2001. For the three months ended January 31, 2002, maintenance and support revenue increased 12% to $8.0 million from $7.1 million for the three months ended January 31, 2001. This increase resulted from continued growth in the company's overall maintenance and support base which results from continued sales of new maintenance and support contracts as well as the renewal of existing contracts. The Company's consulting revenue increased 38% to $4.2 million for the three months ended January 31, 2002, from $3.0 million for the three months ended January 31, 2001. For the past year, the Company has been strengthening its capacity to win and provide consulting business by increasing the size of its sales force and the number of consultants dedicated to earning consulting revenue for the Company. This has resulted in an increase in consulting revenue.

Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $32.3 million for the three months ended January 31, 2002, an increase of 18% from $27.3 million for the three months ended January 31, 2001. This increase was primarily due to the costs associated with retaining CIBC World Markets, and legal and accounting fees to address the unsolicited bid by OpenText Corporation.

     In a move to reduce its cost base while also preserving the intellectual talent of the Company, Accelio implemented a Global salary reduction program of 10% for all employees earning $60,000 or higher. Employees earning less than $60,000 received a 5% reduction. This initiative is currently for six months but may be extended to twelve months and commenced during the quarter ended January 31, 2002. The reduction applied to every employee, where legally applicable geographically, including the Board of Directors, the executive officers and the Chief Executive Officer. The Company cancelled all executive bonus plans for the third and fourth quarters, unless it meets its profit target. The Company did not meet the target for the third quarter ended January 31, 2002. The Company also eliminated a total of 50 positions. All employees received statutory notice of this change in salary in accordance with employment law. Employees were granted stock options on a prorated basis with the salary reduction. The grant was based on the amount of the salary reduction divided by 4. For example, an employee with a salary of $60,000 would multiply the salary times 10% ($6,000) divided by two ($3,000) divided by 4 equals number of options granted of 750. The vesting period for these options is 2/3 at one year from the date of grant and the remaining 1/3 after eighteen months of grant date. The Company granted approximately 500,000 options to employees pursuant to this arrangement. These measures have contributed to reducing overall employee costs in the three months ended January 31, 2002 by approximately $3.2 million dollars from the three months ended October 31, 2001.



     Cost of Product: Cost of product decreased 9% to $1.7 million for the three months ended January 31, 2002, from $1.9 million for the three months ended January 31, 2001. These costs represent 13% and 14% of product revenue for the three months ended January 31, 2002 and January 31, 2001, respectively. The decrease is related to a decrease in amortization of capitalized software costs. During fiscal year 2001, the company wrote down the value of certain capitalized software costs. The write-down was attributable to management's analysis that the life cycles of some of its products had come to an end. Total capitalized software costs charged to cost of product revenue decreased 80% to $161,000 for the three months ended January 31, 2002, from $814,000 for the three months ended January 31, 2001. Total bad debt expense decreased 37% to $615,000 for the three months ended January 31, 2002, from $980,000 for the three months ended January 31, 2001.


     Cost of Service: Cost of service increased 35% to $3.7 million for the three months ended January 31, 2002, from $2.8 million for the three months ended January 31, 2001 due to the company's increasing consulting revenue in addition to the number of resources dedicated to consulting and customer support activities. The service margin decreased to 69% for the three months ended January 31, 2002, from 73% for the three months ended January 31, 2001.

     Sales and Marketing: Sales and marketing expenses decreased 3% to $12.8 million for the three months ended January 31, 2002 from $13.1 million for the three months ended January 31, 2001, primarily due to lower travel and recruiting fees as a result of the Company's increased cost management efforts. As a percentage of total revenues, sales and marketing decreased to 50% for the three months ended January 31, 2002, from 56% for the three months ended January 31, 2001.

     General and Administrative: General and administrative expenses increased 6% to $2.7 million for the three months ended January 31, 2002, from $2.6 million for the three months ended January 31, 2001. As a percentage of total revenues, general and administrative expenses remained constant at 11% for the three months ended January 31, 2002, and the three months ended January 31, 2001.

     Research and Development: Research and development expenses decreased 4% to $4.1 million for the three months ended January 31, 2002, from $4.2 million for the three months ended January 31, 2001, primarily due to lower overall costs incurred as a result of the Company's increased cost management, and the implementation of the Global salary reduction program of 10% for all employees earning $60,000 or higher. During the three months ended January 31, 2002, the Company did not capitalize any costs related to software development as compared to $971,000 for the three months ended January 31, 2001. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in the quarter ended January 31, 2002 to the extent they were for the quarter ended January 31, 2001 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were minimal. Research and development expense as a percentage of product revenue decreased to 31% for the three months ended January 31, 2002, from 32% for the three months ended January 31, 2001.

     Depreciation and Amortization: Depreciation and amortization remained at $2.7 million for the three months ended January 31, 2002, and the three months ended January 31, 2001.

     Takeover defence costs: The expense of $4.5 million was due to the costs associated with retaining CIBC World Markets, and legal and accounting fees to address the unsolicited bid by OpenText Corporation.

     Operating Loss: Operating loss was $6.9 million for the three months ended January 31, 2002, compared to an operating loss of $3.9 million for the three months ended January 31, 2001. The increase in operating loss is due to the factors discussed above.

     Net Investment and Other Income (Expense): Net investment and other expense was approximately $95,000 for the three months ended January 31, 2002, compared to other income of $264,000 for the three months ended January 31, 2001. The decrease is due to the decrease in cash and cash equivalents and the lower interest return on investments.

     Provision for Income Taxes: During the quarter ended January 31, 2002, the Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $140,000, compared to $201,000 for the three months ended January 31, 2001.

Nine Months Ended January 31, 2002, Compared to Nine Months Ended January 31,
2001

Revenues

     Total Revenues: Total revenues decreased 4% to $69.2 million for the nine months ended January 31, 2002, from $72.1 million for the nine months ended January 31, 2001. Total revenues consisted of 47% product revenue and 53% service revenue for the nine months ended January 31, 2002.

     Product Revenue: Product revenue decreased 25% to $32.3 million for the nine months ended January 31, 2002, from $43.1 million for the nine months ended January 31, 2001. Product revenue derived from North America, Europe and Rest of World represented 49%, 43% and 8%, respectively, of product revenue for the nine months ended January 31, 2002, as compared to 53%, 33% and 14%, respectively, of product revenue for the nine months ended January 31, 2001.

     Product revenue derived from North America decreased 30% to $15.9 million for the nine months ended January 31, 2002, from $22.7 million for the nine months ended January 31, 2001. Reseller and OEM sales, which represented 33% of North American product revenue, decreased 42% to $5.2 million for the nine months ended

January 31, 2002, from $8.9 million for the nine months ended January 31, 2001 due primarily to the economic slowdown in North America and lower than expected revenues from the United States Government. Product revenue from direct sales, which represented 67% of North American product revenue, decreased 22% to $10.7 million for the nine months ended January 31, 2002, from $13.7 million for the nine months ended January 31, 2001.

     Product revenue derived from Europe decreased 3% to $14.0 million for the nine months ended January 31, 2002, from $14.4 million for the nine months ended January 31, 2001, due to a decline in license revenue from France.

     Product revenue derived from Rest of World decreased 59% to $2.5 million for the nine months ended January 31, 2002, from $6.1 million for the nine months ended January 31, 2001, primarily due to decreased reseller revenue from Japan and Australia.

     Service Revenue: Service revenue increased 27% to $36.9 million for the nine months ended January 31, 2002, from $29.0 million for the nine months ended January 31, 2001. For the nine months ended January 31, 2002, maintenance and support revenue increased 13% to $23.0 million from $20.3 million for the nine months ended January 31, 2001. The Company's consulting revenue increased 61% to $13.9 million for the nine months ended January 31, 2002, from $8.6 million for the nine months ended January 31, 2001. For the past year, the Company has been strengthening its capacity to win and provide consulting business by increasing the size of its sales force and the number of consultants dedicated to earning consulting revenue for the Company. This has resulted in an increase in consulting revenue.

Costs and Expenses

     Total Costs and Expenses: Total costs and expenses were $96.9 million for the nine months ended January 31, 2002, an increase of 21% from $79.9 million for the nine months ended January 31, 2001.

     Cost of Product: Cost of product decreased 14% to $5.2 million for the nine months ended January 31, 2002, from $6.0 million for the nine months ended January 31, 2001. These costs represent 16% and 14% of product revenue for the nine months ended January 31, 2002 and January 31, 2001, respectively. The decrease is related to a decrease in amortization of capitalized software costs. During fiscal year 2001, the company wrote down the value of certain capitalized software costs. The write-down was attributable to management's analysis that the life cycles of some of its products had come to an end. Total capitalized software costs charged to cost of product revenue decreased 75% to $597,000 for the nine months ended January 31, 2002, from $2.4 million for the nine months ended January 31, 2001. Total bad debt expense decreased 38% to $1.5 million for the nine months ended January 31, 2002, from $2.4 million for the nine months ended January 31, 2001.

     Cost of Service: Cost of service increased 65% to $13.3 million for the nine months ended January 31, 2002, from $8.1 million for the nine months ended January 31, 2001 due to the company's increasing consulting revenue in addition to the number of resources dedicated to consulting and customer support activities. The service margin decreased to 64% for the nine months ended January 31, 2002, from 72% for the nine months ended January 31, 2001.

     Sales and Marketing: Sales and marketing expenses increased 11% to $42.9 million for the nine months ended January 31, 2002 from $38.5 million for the nine months ended January 31, 2001, as a result of the company's expansion of its worldwide sales force. As a percentage of total revenues, sales and marketing increased to 62% for the nine months ended January 31, 2002, from 53% for the nine months ended January 31, 2001.

     General and Administrative: General and administrative expenses increased 20% to $8.8 million for the nine months ended January 31, 2002, from $7.3 million for the nine months ended January 31, 2001. As a percentage of total revenues, general and administrative expenses increased to 13% for the nine months ended January 31, 2002, from 10% for the nine months ended January 31, 2001.

     Research and Development: Research and development expenses increased 15% to $14.1 million for the nine months ended January 31, 2002, from $12.2 million for the nine months ended January 31, 2001, primarily due to a reduction in the amount of capitalized software costs. During the nine months ended January 31, 2002, the Company did not capitalize any costs related to software development as compared to $2.7 million for the nine months ended January 31, 2001. Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Costs were not deferred in the nine months ended January 31, 2002 to the extent they were for the nine months ended January 31, 2001 because fewer projects met the criteria for deferral and where projects did meet the criteria the period between achieving technological feasibility and the general availability of the product was short and the associated costs were minimal. Research and development expense as a percentage of product revenue increased to 44% for the nine months ended January 31, 2002, from 28% for the nine months ended January 31, 2001.

     Depreciation and Amortization: Depreciation and amortization increased 6% to $8.2 million for the nine months ended January 31, 2002 compared to $7.8 million for the nine months ended January 31, 2001.

     Takeover defence costs: The expense of $4.5 million was due to the costs associated with retaining CIBC World Markets, and legal and accounting fees to address the unsolicited bid by OpenText Corporation.

     Operating Loss: Operating loss was $27.7 million for the nine months ended January 31, 2002, compared to an operating loss of $7.8 million for the nine months ended January 31, 2001. The increase in operating loss is due to the factors discussed above.

     Net Investment and Other Income (Expense): Net investment and other income was approximately $263,000 for the nine months ended January 31, 2002, compared to $716,000 for the nine months ended January 31, 2001. The decrease is due to the decrease in cash and cash equivalents and the lower interest return on investments.

     Provision for Income Taxes: The Company recorded a provision for domestic capital taxes and foreign jurisdiction income tax of $402,000 during the nine months ended January 31, 2002, compared to $860,000 for the nine months ended January 31, 2001.

Liquidity and Capital Resources

     As at January 31, 2002, and April 30, 2001, the Company had $28.2 million and $41.4 million of cash and cash equivalents respectively. During the nine months ended January 31, 2002, the Company's cash and cash equivalents decreased by approximately $13.3 million. The decrease is primarily due to the Company's use of cash to fund current operations, the purchase of fixed and other assets, the repayment of certain capital lease obligations, offset by a decrease in accounts receivable.

     The Company believes that its existing cash and cash equivalents will provide sufficient liquidity to meet the Company's business requirements in the near term. However, should the Company continue to incur operating losses, its ability to meet its liquidity requirements and to raise additional capital through debt or equity financing may be compromised.

Future Payments

     Future payments due under debt and lease obligations as of January 31, 2002:


                            RBC term    Capital     Operating       Property
  Fiscal year                 loan       leases      leases        leases       Total
  ------------------------ ------------ -------- ----------- ------------- -----------
                                       (in thousands of Canadian dollars)

  2002                        $ 10,000    $ 285        $186       $ 1,765     $12,236
  2003                               -    1,090          52         5,940       7,082
  2004                               -      706           -         5,527       6,233
  2005                               -       42           -         5,397       5,439
  2006 and beyond                    -        -           -        14,381      14,381
                           ------------ -------- ----------- ------------- -----------
  Total                       $ 10,000  $ 2,123        $238      $ 33,010     $45,371
                           ============ ======== =========== ============= ===========


Operations

     The Company decreased its investment in the non-cash operating components of working capital during the nine months ended January 31, 2002, by approximately $11.2 million primarily due to a decrease in accounts receivable. The decrease in accounts receivable is related to the improvement in DSO (days sales outstanding) and the Company's decline in revenue.

     The Company purchased approximately $2.9 million of fixed assets in the nine months ended January 31, 2002 including computer hardware, office equipment, furniture, and leasehold improvements. During the nine months ended January 31, 2002, the Company invested $3.0 million in other assets related primarily to the purchase of software.

     During the nine months ended January 31, 2002, the Company generated cash of approximately $351,000 relating to the Company's stock purchase plan.

Accounts Receivable and Term Accounts Receivable:

     Total accounts receivable and term accounts receivable decreased $12.3 million to $20.1 million at January 31, 2002 from $32.5 million at April 30, 2001, primarily due to the Company's continued focus on collections. Accounts receivable excluding term accounts receivable decreased to $18.3 million at January 31, 2002, from $28.5 million at April 30, 2001. Term accounts receivable, which are accounts receivable with contracted payment dates exceeding the Company's customary trade terms, decreased by $2.8 million to $1.2 million for the nine months ended January 31, 2002, from $4.0 million on April 30, 2001 due to a reduction in the Company's practice of granting extended payment terms.

     The Company records revenues from irrevocable commitments to purchase products which do not conform to the Company's customary trade terms at the minimum amount receivable less deemed interest ("Term Accounts Receivable"). The Company's Irrevocable Commitment Licenses ("ICLs") are arrangements to use multiple copies of a software product under site licenses with users and to market multiple copies of a software product under similar arrangements with resellers. These arrangements always include post-contract customer support ("PCS") and are typically less than a year in duration with a significant portion of the product license fee payable within the Company's normal trade terms. License revenue from arrangements having extended payment term were $477,000 for the three months ended January 31, 2002, and $1.1 million for the nine months ended January 31, 2002. For the three months ended January 31, 2002, the discount rate used was 6.5%.

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

     The following table summarizes the activity in the restructuring costs during the three months ended January 31, 2002:


                                          Employee                                Total      Non Cash       Total
                                          Termination    Facilities    Other      Costs       Costs      Provision
                                          -------------- ----------- ---------- ----------- ------------ ------------

Restructuring provision...........         $ 5,252      $2,914       $726      $8,892      $21,611     $ 30,503
Cash payments.....................          (1,175)        (36)      (207)     (1,418)          --       (1,418)
Non-cash items....................              --          --         --          --      (21,611)     (21,611)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 1999...........          $ 4,077      $2,878       $519      $7,474        $ --      $ 7,474
Cash payments.....................           (2,921)     (1,092)      (124)     (4,137)         --       (4,137)
Reductions........................             (566)       (540)         --     (1,106)         --       (1,106)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2000...........           $  590      $1,246       $395      $2,231         $ --      $ 2,231
Cash payments.....................             (468)       (236)      (121)       (825)          --         (825)
Reductions........................             (122)       (567)         --       (689)          --         (689)
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, April 30, 2001...........             $ --       $ 443       $274       $ 717         $ --       $  717
Cash payments.....................               --         (88)       (40)       (128)          --         (128)
Reductions........................               --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, July 31, 2001............             $ --       $ 355       $234       $ 589         $ --       $  589
Cash payments.....................               --          (8)       (41)        (49)          --          (49)
Reductions........................               --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, October 31, 2001.........              $ --       $ 347       $193       $ 540         $ --       $  540
Cash payments.....................                --         (49)       (42)        (91)          --         (91)
Reductions........................                --          --         --          --           --           --
                                          -------------- ----------- ---------- ----------- ------------ ------------
Balance, January 31, 2002.........              $ --       $ 298      $ 151       $ 449         $ --        $ 449
                                          ============== =========== ========== =========== ============ ============


Long-term balance.................              $ --       $ 249       $ --       $ 249         $ --        $ 249
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

     Facilities costs consisted primarily of $2.1 million and $780,000 related to the closure of the Company's United Kingdom and Toronto facilities, respectively. The provision for redundant facilities included management's best estimates of the total future operating costs of these vacant facilities for the remainder of their respective lease terms. Actual costs could differ from these estimates. During the nine months ended January 31, 2002, the Company's liability for vacant facilities was reduced by $145,000. The Company's long-term balance relates to a lease in the United Kingdom which expires April 30, 2010.

     Other cash costs related primarily to the cancellation of trade shows and other commitments. The remaining obligation relates to a service contract which expires August 31, 2002. During the nine months ended January 31, 2002, the Company's liability related to this commitment was reduced by $123,000.

     Non-cash costs included impairment losses of $21.6 million related to assets held for use. The losses were comprised of $16.6 million related to marketing and distribution rights, $3.1 million related to goodwill and $1.9 million related to other capital assets.

Financial Instruments and Credit Facility

     The Company has entered into receivable purchase agreements with certain third party purchasers. Under the agreements, the Company has the option to sell certain accounts receivable on a recourse basis. The Purchasers have recourse in the event of a trade dispute as defined in the receivables purchase agreements. As at January 31, 2002 and April 30, 2001, the outstanding balance of accounts receivable sold under these agreements was approximately US$2.6 million and US$3.6 million, respectively. The recourse obligation is estimated to be nil as the Company believes that none of the receivables sold are at risk of recourse.

     The Company has a committed $20 million credit facility with the Royal Bank of Canada ("RBC"). This credit facility is made up of (i) a $10 million term loan facility which bears interest at a rate of RBC prime plus 2.25% and is payable on August 1, 2002 and (ii) a $10 million operating facility that bears interest at a rate of RBC prime plus 1%. The credit facility is in effect until August 1, 2002. As at January 31, 2002, the Company had drawn all of the $10 million term loan facility and fixed the interest rate until April 17, 2002, at 1.98%. The Company had no borrowings against its operating facility at January 31, 2002. The Company has granted, as collateral for the $20 million credit facility, a general security interest in Accelio's assets, including assignment of receivables insurance and a pledge of the shares of certain subsidiaries.

     When the Company deems appropriate, Accelio uses forward contracts and purchased options to manage exposures to foreign exchange. The Company's objective is to minimize risk using the most effective methods to eliminate or reduce the impacts of this exposure. Accelio does not enter into financial instruments for speculative or trading purposes. As at January 31, 2002, the Company had no outstanding foreign exchange financial instruments.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Accelio to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Accelio evaluates its estimates including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring, contingencies, and litigation. Accelio bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Accelio believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

(1)  Revenue recognition

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

(a)  Product Revenue

     The Company records product revenue from packaged software and irrevocable commitments to purchase products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

     At the time of contract signing, we assess whether the fee associated with our revenue transactions is fixed and determinable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We consider the fee to be fixed and determinable if it is due within our normal payment terms, which are 30 to 90 days from invoice date. In certain specific cases, we accept payment terms that stretch beyond our normal payment terms but are under a year in length. This only occurs under Irrevocable Commitment Licenses ("ICLs"). The Company uses ICLs to recognize revenue from arrangements with users or original equipment manufacturers ("OEM") when the risk of obsolescence is low as: (1) the software is mission critical software to the user; or (2) the software is embedded in the software of the OEM. In addition, the Company always sells post-contract customer support ("PCS") with ICL's. These PCS arrangements include the right to unspecified future upgrades. Accordingly, the Company believes the risk that the product's value will decline over the term of the agreement is low. The Company has a history of collecting all amounts due under the original terms of its ICLs. The Company does not have a history of granting concessions, including but not limited to those that would reduce an arrangement fee or extend the terms of payment or increase the deliverables under such arrangements.

     If it cannot be concluded that a fee is fixed or determinable at the outset of an arrangement, revenue is recognized as payments from customers become due, assuming all other conditions for revenue recognition have been satisfied.

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

     The Company uses binding purchase orders and signed license agreement as evidence of an arrangement. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

     Revenues from ICLs to purchase products with payment terms exceeding the Company's customary trade terms are recorded at the amount receivable less deemed interest. The Company amortizes the difference between the face value of the receivable and the discounted amount over the term of the receivable and records the discount as interest income. The Company estimates its implied discounted interest rate in order to make this determination based on credit ratings of the individual customers.

     For all arrangements with multiple obligations (i.e. PCS) we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing PCS obligations are based upon our analysis of maintenance and support renewal pricing. Fair value of consulting is based upon separate sales by us of these services to other customers.

b)   Post-contract Customer Support Revenue

     The Company enters into arrangements that always include PCS. Revenue from PCS is recognized ratably over the term of the agreement. Unearned revenue represents payments received from customers for services not yet performed.

c)   Consulting Revenue

     Revenue from software product licenses which include significant customization and revenue from services are recognized on a percentage of completion basis, whereby revenue is recorded, based on labor input hours, at the estimated realizable value of work completed to date. Recognition of revenue for these fixed price contracts rely on estimates of labor input hours incurred to date as well as the total estimated labor input hours for the project at hand. Estimated losses on contracts are recognized when they become probable. Unbilled receivables represent consulting work performed under contract and not yet billed. The Company follows this method since reasonably dependable estimates of the revenue, labor input hours and costs applicable to various stages of a contract can be made.



(2)  Allowance for Doubtful Accounts


     The Company reviews its accounts receivable and evaluates the adequacy of its allowance for doubtful accounts. Specific items that are analyzed include historical bad debts, changes in customer payments and current economic trends.


(3)  Intangible Assets and Goodwill


     The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby, possibly requiring an impairment charge in the future.



(4) Determining Functional Currencies for Purposes of Consolidating International Operations


     In preparing the Company's consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, their local currency, into Canadian dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment".

     Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is based upon management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

     The Company has determined that the functional currency of its subsidiaries is the local currency, and as such, any gain or loss associated with the translation is included in cumulative translation adjustments. However, if the functional currency was not the local currency, any gain or loss associated with the translation of the financial statements would be included within the Company's statement of operations after the date of the change. If the Company's assessment of the functional currency were to change for one or more of its subsidiaries, this would impact the Company's consolidated statement of operations in future periods.

(5)  Income Tax Reserves

     The Company has net deferred tax assets, the principal components of which are temporary differences associated with the acquisition of in process research and development and operating loss carry forwards. The Company believes sufficient uncertainty exists regarding the realizability of these net deferred tax assets such that a valuation allowance has been taken on the entire amount. Assumptions regarding the realizability of these net deferred tax assets are revisited at each balance sheet date. Any changes in the Company's overall operating environment and financial performance could result in adjustments to the valuation allowance.

(6)  Costs of Computer Software to be Sold

     Costs related to the development of proprietary software are expensed as incurred unless the costs relate to technically feasible and complete products and can reasonably be regarded as assured of recovery through future revenues in which case the costs are deferred and amortized. Annual amortization is computed using the greater of (i) the ratio of the product's current gross revenues to the total of current and expected gross revenues or (ii) the straight-line method computed by dividing the remaining unamortized capitalized cost by the estimated remaining economic life of the product, not to exceed three years. At each balance sheet date, the unamortized capitalized costs are compared to the net realizable value of the product. If there is an excess in capitalized costs, this excess is written off in the period.



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended January 31, 2002, the Company filed the following reports on Form 8-K;


o Report on Form 8-K dated November 26, 2001, regarding the appointment of Trey Graham to Senior Vice President and Chief Financial Officer

o Report on Form 8-K dated December 17, 2001, regarding the unsolicited bid from Open Text to acquire all the outstanding common shares of the Company

o Report on Form 8-K dated December 18, 2001, pursuant to the Company's hiring of CIBC World Markets to act as its financial advisor in response to the unsolicited bid from Open Text to acquire all the outstanding common shares of the Company

o Report on Form 8-K dated January 7, 2002, pursuant to the announcement that the Company's Board of Directors unanimously rejected the unsolicited tender offer by Open Text Corporation to acquire all of the Company's outstanding shares

o Report on Form 8-K dated January 11, 2002, pursuant to the announcement by the Company as to the primary reasons for rejecting the Open Text bid

o Report on Form 8-K dated January 30, 2002, pursuant to the announcement by the Company announced that it has received several proposals to acquire all of its issued and outstanding shares, each proposal being for a price per share that is higher than that of the unsolicited tender offer made by Open Text Corporation

o Report on Form 8-K dated February 1, 2002, pursuant to the announcement by the Company that Adobe has agreed to acquire all outstanding shares of the Company for approximately CDN $4.50 per share, payable in Adobe shares valued at US$72.0 million

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Accelio Corporation


March 11, 2002         By:  /s/ A. Kevin Francis
--------------            ---------------------------------------------
    Date                  A. Kevin Francis
                          President and Chief Executive Officer and Director
                          (Principal Executive Officer)


March 11, 2002         By:  /s/ Leonard (Trey) Graham III
--------------            ---------------------------------------------
    Date                  Leonard (Trey) Graham III
                          Senior Vice President, Finance and Chief Financial
                          Officer (Principal Financial and Accounting Officer)